Form 10-Q
period 1995-03-31
LORIMAR FILM PARTNERS L P
filed 1995-05-15
CIK 778923

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1995, or


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from           to



                    Commission file number   0-14844

                       LORIMAR FILM PARTNERS L.P.
          (Exact name of registrant as specified in its charter)


            Delaware                                         95-3994360
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


4000 Warner Blvd., Burbank, California                         91522
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (818) 954-6000


                                  N/A
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
       Yes X  No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Depositary Units of Limited Partnership Interest               33,854
              Description of Class                       Units Outstanding as
                                                         of April 30, 1995

                        LORIMAR FILM PARTNERS L.P.

                                   INDEX


                      PART I.  Financial Information

                                                                     PAGE NO.

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         BALANCE SHEETS - March 31, 1995 and December 31, 1994          3

         STATEMENTS OF OPERATIONS - Three months ended
         March 31, 1995 and 1994                                        4

         STATEMENT OF PARTNERS' CAPITAL - December 31, 1994
         through March 31, 1995                                         4

         STATEMENTS OF CASH FLOWS - Three months ended
         March 31, 1995 and 1994                                        5

         NOTES TO FINANCIAL STATEMENTS                               6-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           15-16


                        PART II.  Other Information



ITEM 1.  LEGAL PROCEEDINGS                                          17-19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              20

                      PART I.  FINANCIAL INFORMATION

                        LORIMAR FILM PARTNERS L.P.
                              BALANCE SHEETS
                                (Unaudited)

                                                               March 31,     December 31,
                                                                 1995            1994
ASSETS:

Cash and cash equivalents                                  $   1,273,048    $   1,366,210

     Total current assets                                      1,273,048        1,366,210

Film costs, net                                               10,533,857       10,555,228


         Total Assets                                       $  11,806,905    $  11,921,438


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

Current Liabilities:

Amounts due Managing General Partner and affiliates        $  16,269,748    $  15,993,325
Amounts due Co-General Partner                                   236,899          254,056
Accrued expenses                                                 112,246           73,883

         Total Current Liabilities                            16,618,893       16,321,264

Commitments & Contingencies

Partners' Capital (Deficit):

Limited Partners                                               (5,142,069)      (4,936,006)
Managing General Partner                                         605,070          811,169
Co-General Partner                                              (274,989)        (274,989)

         Total Partners' Capital (Deficit)                    (4,811,988)      (4,399,826)

         Total Liabilities and Partners' Capital (Deficit)  $  11,806,905    $  11,921,438


                         See accompanying notes to financial statements.

                        LORIMAR FILM PARTNERS L.P.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                         Three Months Ended
                                               March 31,
                                      1995                1994
Revenues:

  Film revenues                    $   23,958       $    63,438
  Interest income                      17,871            11,075

         Total revenues                41,829               74,513

Expenses:

  Amortization of film costs and
    other direct costs                 21,827            56,070
  Interest expense                    344,445           220,890
  General and administrative           87,000            74,637
  Management fees                         719             1,903

         Total expenses               453,991           353,500

         Net loss                  $ (412,162)      $  (278,987)

Allocation of Net Loss:

  Limited Partners                 $ (206,063)      $  (139,553)

  General Partners                 $ (206,099)      $  (139,434)


Net loss per unit of limited
  partnership interest             $    (6.09)      $     (4.12)



                 STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                (Unaudited)

                              LIMITED                  MANAGING
                              PARTNERS'  LIMITED       GENERAL     CO-GENERAL
                              UNITS      PARTNERS      PARTNER     PARTNER        TOTAL
Partners' capital (deficit)
December 31, 1994             33,854  $(4,936,006)   $   811,169   $(274,989)  $(4,399,826)


Net loss                           0     (206,063)      (206,099)          0      (412,162)

Partners' capital (deficit)
March 31, 1995                33,854  $(5,142,069)   $   605,070   $(274,989)  $(4,811,988)


                         See accompanying notes to financial statements.

                         LORIMAR FILM PARTNERS L.P.
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                Three Months Ended
                                                     March 31,
                                               1995                1994
Cash flows from operating activities:

Net loss                                     $  (412,162)      $  (278,987)
Adjustments to reconcile net
     loss to cash (used in) provided by operations:
        Amortization of film costs                21,371            54,845
        Changes in balance sheet accounts:
          Amounts due Managing General Partner
            and Affiliates                       300,381           238,383
          Accrued expenses                        38,363            42,650
          Amounts due to Co-General Partner      (17,157)           10,365

Net cash (used in) provided by operations             (69,204)      67,256
Cash flows from financing activities:

    Repayments of borrowings from Managing
      General Partners and affiliates            (23,958)          (63,438)

Change in cash                                   (93,162)            3,818

Cash and cash equivalents at beginning
   of period                                   1,366,210         1,500,901

Cash and cash equivalents at end of period   $ 1,273,048       $ 1,504,719


             See accompanying notes to financial statements.

                        LORIMAR FILM PARTNERS L.P.
               NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. Organization:

     Lorimar Film Partners L.P., a Delaware limited partnership ("the
Partnership"), was organized in October 1985.   The  Partnership  is
engaged in the exploitation of four full-length theatrical motion pictures that were acquired in 1986. The Partnership has not acquired the rights to any additional films and has no plans or commitments to do
so at this time.    Since June 26, 1992, Lorimar Motion Picture
Management, Inc., the Managing General Partner, has been a wholly-owned subsidiary of Warner Communications Inc. ("WCI") as a result of the merger of Lorimar Telepictures Corporation ("Lorimar") into WCI. On June 30, 1992 WCI contributed certain of Lorimar's former assets (excluding the stock of the Managing General Partner) to Time Warner Entertainment Company, L.P., a limited partnership ("TWE"), of which WCI is a general partner. All references in this quarterly report to Lorimar for all periods prior to June 26, 1992 are intended to refer to Lorimar, for the period from June 26, 1992 through June 30, 1992 are intended to refer to WCI, and for all periods after June 30, 1992 are intended to refer to TWE. WCI is a wholly-owned subsidiary of Time Warner Inc. Prudential-Bache Properties, Inc., a wholly-owned subsidiary of Prudential Securities Group Inc., is the Co-General Partner. Any references made to Limited Partners within the financial statements means the same as Unitholders.

Note 2. Summary of Significant Accounting Policies:

Basis of Presentation:

     In the opinion of the Partnership's management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1995, the results of its operations for the three month periods ended March 31, 1995 and 1994, and its cash flows for the three month periods ended March 31, 1995 and 1994. The adjustments included in the accompanying unaudited financial statements are of a normal recurring nature.

     In recognition that the Partnership's assets were insufficient to satisfy payment of its liabilities, the report of the independent auditors issued in connection with the Partnership's financial statements for the year ended December 31, 1994 contained a qualifying paragraph regarding the substantial doubt of the ability of the Partnership to continue as a going concern. The 1995 and 1994 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. For further information, refer to the more detailed financial statements and related footnotes thereto filed with the Partnership's Form 10-K report for the year ended December 31, 1994.

Revenues and Film Costs:

     The Partnership acquired four full-length, theatrical motion pictures in 1986 for initial exhibition in domestic theaters followed by distribution in the domestic home video, pay cable, basic cable, broadcast network and syndicated television markets, as well as applicable foreign markets. Generally, distribution to the theatrical, home video and pay cable markets was completed within eighteen months of initial release. Substantially all of the revenues recorded during the three month period ended March 31, 1995 resulted from domestic syndicated television license agreements, which are recognized as royalty statements are received from the distributor.

     Film  costs,  which  included  costs  to   acquire  the  films  and
deferred print and advertising costs, are stated at estimated net realizable value determined on an individual film forecast basis. The cost of each individual film is amortized based on the proportion that current revenues from the film bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full.

     Costs of the released feature films were allocated between current and non-current assets based on the estimated future revenue from their primary and secondary markets. The primary markets for feature films are the theatrical, video and pay cable television markets; the secondary markets are the network television, basic cable and domestic and foreign syndication markets.

     Based upon the Partnership's estimate of remaining ultimate revenue, including proceeds under the Power guarantee (see Note 3), the remaining unamortized balance of film costs will be completely amortized by March 31, 1996. As of March 31, 1995, the net carrying value of Power was $9,853,277, which is to be recouped by the end of January 1996 principally from receipt of the Power guarantee (See Note 3).

Cash Equivalents:

      The Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes:

     No provision has been made for federal income taxes in the accompanying financial statements since all income and losses will be allocated to the partners for inclusion in their respective tax returns.

Unitholders' Capital:

     At March 31, 1995, the Unitholders had a deficit capital account balance of $5,142,069. Under the Partnership Agreement and the Delaware Revised Uniform Limited Partnership Act, the fact that the Limited Partners have a deficit capital account balance does not impose any liability upon the Unitholders.

Net loss per Depositary Unit of Limited Partnership Interest ("Unit"):

     Net loss per Unit was computed by dividing the Limited Partners' share of net loss by the number of Units outstanding during the period. The number of Units was 33,854 for the periods ended March 31, 1995 and 1994.

Note 3.  Transactions with General Partners and Affiliates:

     The Partnership purchased the rights to four motion picture films by paying the budgeted production costs of each film. All Partnership films have been completed. The Partnership has reimbursed the Managing General Partner and its affiliates for the budgeted production costs of these films. Partnership funds were insufficient to pay the full budgeted cost of acquiring The Morning After; therefore, the Limited Partners' interest in that film was reduced in proportion to their contribution with the balance provided by an additional capital contribution by the Managing General Partner to the Partnership of approximately $2,675,000. The Limited and Managing General Partners' investment shares in The Morning After are 42.66% and 57.34%, respectively. The Partnership's capital contributions have been fully invested. Operating cash flows over the life of the Partnership's four films have been insufficient to repay liabilities. There is no intention to invest in additional films.

    The  Partnership  Agreement  provides   for   allocations  of  net
income and distributions of 49.5% to the Limited Partners and 50.5% to the General Partners, except with respect to The Morning After, for which such allocations are 42.66% to the Limited Partners and 57.34% to
the Managing General Partner.   Generally, net  loss  is allocated 50%
to the Limited  Partners  and  50%  to  the  Managing  General  Partner.
In addition, the Partnership is obligated to the General Partners for the following:

a. A management fee equal to 3% of the Partnership's share of gross receipts.

b. Mandatory distributions that are payable to the partners to the extent minimum guarantees are received in excess of estimated general and administrative expenses and management fees.

c.   Reimbursement of other costs and expenses.

     With respect to Power, pursuant to a distribution agreement with Lorimar Distribution International, Inc. ("LDI") for domestic distribution rights (as amended, the "LDI Domestic Distribution Agreement"), an affiliate of the Managing General Partner has agreed to pay to the Partnership, on or before January 30, 1996, an amount generally equal to the amount by which as of January 30, 1996 (i) the sum of the Partnership's Acquisition Cost (as defined in said agreement) and the Partnership's share of the Distribution Expenses (as defined in said agreement) incurred in connection with the film exceeds (ii) the Partnership's Gross Receipts (as defined in said agreement) from the film (the "Power Guarantee"). For this purpose, Gross Receipts consists of all sums actually received with respect to Power by the Partnership pursuant to all applicable distribution agreements. Any payments received by the Partnership with respect to the Power Guarantee will be Partnership revenues to be used for Partnership purposes in accordance with the Partnership Agreement. Accordingly, all amounts received under the Power Guarantee will be used to satisfy obligations of the Partnership including those due to affiliates of the Managing General Partner.

     Foreign distribution in all media and domestic home video distribution of Partnership Films were originally licensed to LDI and Karl Lorimar Home Video, Inc., respectively, both affiliates of the Managing General Partner. The licenses were for minimum guaranteed payments equal to 30% and 20%, respectively, of the Partnership's contribution to each film's budget or cost of production, whichever is less. The foreign distribution and domestic home video distribution arrangements were assigned to other affiliates of the Managing General Partner in January 1989 and June 1988, respectively. As a result of various transactions, the foreign distribution and domestic home video distribution rights are now held by TWE. All minimum guarantees related to foreign distribution and domestic home video distribution have been recorded and received by the Partnership. Under the Partnership Agreement, these minimum guarantees were required to be distributed to the partners as mandatory distributions after deduction for management fees and general and administrative expenses. All mandatory distributions relating to minimum guarantees have been made and there will be no mandatory distributions attributable to minimum guarantees in the future.

     The Managing General Partner, the Co-General Partner and their affiliates have charged to the Partnership the following Partnership expenses (excluding management fees) incurred by them:

CAPTION

                               Three months ended March 31, 1995
                             Managing
                             General         Co-General
                             Partner           Partner        Total

Interest                    $  344,445       $    -        $  344,445
General and administrative      15,000           22,000        37,000

                            $  359,445       $   22,000    $  381,445


                               Three months ended March 31, 1994

                             Managing
                             General         Co-General
                             Partner           Partner        Total
Interest                    $  220,890       $    -        $  220,890
General and administrative      15,000             9,730       24,730

                            $  235,890       $     9,730   $  245,620

      Amounts due on demand (or past due) to the Managing General
Partner and affiliates and to the Co-General Partner are comprised of the following:

                                March 31, 1995          December 31, 1994
                            Managing                  Managing
                            General     Co-General    General     Co-General
                            Partner       Partner     Partner       Partner
Notes and advances for
 prints & advertising,
 including interest       $15,814,130    $      0     $15,553,047   $      0
Management fee and other      455,618     236,899         440,278    254,056

                          $16,269,748    $236,899     $15,993,325   $254,056


     Interest paid to an affiliate of the Managing General Partner was:

                        Three Months           Three Months
                            Ended                   Ended
                          March 31,              March 31,
                            1995                   1994
Interest paid              $ 23,502               $ 62,213

     Under a Credit, Guaranty and Security Agreement dated as of June 6, 1986 (the "Credit Agreement"), the Partnership obtained a revolving credit facility in the amount of up to $30,000,000 from a group of banks to finance print and advertising costs for the Partnership Films. The terms of the Credit Agreement provide for the payment of interest quarterly at a rate equal to 1 1/2% (2 1/2% in the case of default) over Chemical Bank's prime rate plus commitment fees and agency fees.
Lorimar made a payment to the banks on July 31, 1987 of approximately $11,753,000, which was the then outstanding balance of the principal and interest plus fees under the Credit Agreement, and, pursuant to an agreement dated November 1, 1988, in consideration of such payment and certain indemnities by Lorimar, the banks assigned to Lorimar all of their interest in the Credit Agreement, the Partnership's notes made thereunder (collectively, the "P&A Note"), the related agreements and, with certain exceptions, the Collateral (as defined in the Credit Agreement). Lorimar has not charged the Partnership any commitment fees or agency fees and charges interest to the Partnership on the P&A Note at Chemical Bank's prime rate.

     The P & A Note and related accrued but unpaid interest became due and payable on December 31, 1990. As of March 31, 1995, the principal balance owed with respect to the P&A Note was approximately $4,985,000, and the related accrued but unpaid interest was approximately $575,000. To date, Lorimar has not made demand for payment in full for amounts due with respect to the P&A Note; however, Lorimar has the right to make such a demand at any time in the future. The Partnership does not have sufficient liquid assets to pay the principal of the P&A Note and interest thereon in full.

     In addition to the P&A Note, the Partnership is obligated to reimburse Lorimar for print and advertising costs and other distribution expenses advanced pursuant to the Partnership Agreement on behalf of the Partnership by LDI (the "P&A Advances"). As of March 31, 1995, the outstanding balance of the P&A Advances owed to Lorimar was approximately $7,328,000 and related accrued but unpaid interest, computed at Chemical Bank's prime rate, was approximately $2,926,000. Lorimar has the right to declare the P&A Advances, and related interest, to be immediately due and payable. To date, Lorimar has not made demand for payment of such amounts; however, Lorimar has the right to make such a demand at any time in the future. The Partnership does not have sufficient liquid assets to pay the principal of the P&A Advances and interest thereon in full.

     All amounts due to the Managing General Partner and its affiliates have been classified as current liabilities.

     Neither currently nor at any time over the remaining term of the Partnership is it anticipated that the Partnership will have sufficient assets to pay the principal plus interest on both the P&A Note and the P&A Advances.

     The Partnership maintains a checking account and an interest-earning mutual fund account. The interest-earning account is managed by an affiliate of the Co-General Partner. The interest rate earned on funds fluctuates daily and approximated 5.4% during the three months ended March 31, 1995. Interest earned on this account was $17,871 and $11,075 for the three months ended March 31, 1995 and 1994, respectively.

     As of March 31, 1995, Prudential Securities Incorporated, an affiliate of the Co-General Partner, owned 113 Units.

Note 4.  Litigation:

     A purported class action lawsuit on behalf of a class of all persons who are or have been holders of limited partnership interests was filed on May 22, 1991 in the Superior Court of California for Los Angeles County. Named as defendants are Lorimar Motion Picture Management, Inc.; Lorimar Telepictures Corporation; Prudential Securities Incorporated; and Prudential-Bache Properties, Inc. (Tillman, et al. v. Lorimar Motion Picture Management, Inc., et al., Case No. BC 028964, L.A. Co. Sup. Ct.). The original complaint charged defendants with fraud, negligence, and breach of fiduciary duty in connection with the offering of the Units and breach of fiduciary duty in connection with the operation of the Partnership. The plaintiffs sought compensatory and punitive damages in an unspecified amount and an accounting. The General Partners had advised the Partnership that they intended to defend the case vigorously. Certain of the charges made in the complaint were similar to charges made in litigation entitled Galloway v. Lorimar Motion Picture Management, Inc., et al., filed in the courts of the State of Ohio. Certain of those charges were dismissed on the merits and the dismissal was affirmed on appeal.

     A demurrer seeking dismissal of the complaint was filed by the defendants in 1991 and, on May 3, 1994, the Tillman court sustained this demurrer. The court ruled that the complaint was insufficient as a matter of law with respect to all claims arising from the public offering of the Units in 1985 and 1986. The court did not permit amendment of those claims. The court also sustained the demurrer challenging the sufficiency of plaintiffs' claims that the General Partners breached certain fiduciary duties under the Partnership Agreement in connection with their operation of the Partnership, but granted plaintiffs' counsel an opportunity to amend those claims to attempt to state a cause of action. An amended complaint for breach of fiduciary duty was filed on June 2, 1994, naming only the General Partners as defendants. The General Partners filed a demurrer to the amended complaint, together with a motion for summary adjudication that the specific conduct challenged in the amended complaint was undertaken by the General Partners in conformance with the terms and requirements of the Partnership Agreement. A hearing on these matters was held on August 3, 1994, and on November 1, 1994, the Court sustained the General Partners' demurrer on the basis that the amended complaint failed to state a claim upon which relief may be granted. The Court gave plaintiffs leave to file an amended complaint for breach of fiduciary duty and, for this reason, defendants' motion for summary judgment was denied without prejudice. On January 18, 1995, plaintiffs served their second amended complaint on the defendants. The second amended complaint asserts claims for alleged breaches of the Partnership Agreement and breaches of fiduciary duty by defendants. Plaintiffs seek damages in an unspecified amount but in excess of $500,000. On March 24, 1995, defendants filed an answer to the second amended complaint, denying the allegations therein and asserting several affirmative defenses. Defendants filed a summary judgment motion on April 18, 1995, which is scheduled for hearing on May 24, 1995.

     Prudential Securities Incorporated ("PSI"), certain of its present and former employees, the Managing General Partner and the Co-General Partner, among others, have been named defendants in a putative class action filed in U.S. District Court for the Southern District of New York, entitled In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL 1005). Two former officers and the parent company of the Managing General Partner were also named as defendants, and the Managing General Partner has undertaken their defense. (Hereinafter, these additional defendants and the Managing General Partner are sometimes referred to collectively as "the Lorimar Organization Defendants.") The consolidated complaint, which was filed on June 8, 1994, consolidates complaints previously filed in actions in several federal district courts around the country that were transferred to the Southern District of New York by order of the Judicial Panel on Multidistrict Litigation in April 1994. None of the Lorimar Organization Defendants were named as defendants in any of the transferred actions. The consolidated complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO Act"), fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts, breach of implied covenants and violations of New Jersey statutes in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of: rescission of the purchase of securities, and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested, less cash distributions; compensatory damages; consequential damages; treble damages for defendants' alleged RICO violations (both federal and New Jersey); general damages for all alleged injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their allegedly unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper. The Partnership is listed in the consolidated complaint as being among the limited partnerships at issue in the case. The Lorimar Organization Defendants, the Co-General Partner, and PSI believe they have meritorious defenses to the consolidated complaint and intend to vigorously defend themselves against this action. On September 29, 1994, plaintiffs filed a motion to deem each of the constituent complaints (in which the Lorimar Organization Defendants were not named) amended to conform to the consolidated complaint. The Managing General Partner opposed the motion. A hearing was held on November 21, 1994 and on November 28, 1994, the court granted plaintiffs' motion. As a result, the Lorimar Organization Defendants are deemed to be defendants in each of the constituent actions, as well as in the consolidated action. On October 31, 1994, the Managing General Partner filed a motion to dismiss the consolidated complaint (and each of the constituent actions) with respect to the Lorimar Organization Defendants. The hearing on the motion, originally expected in January 1995, was postponed indefinitely by the court, and the parties are awaiting a new hearing date. On December 20, 1994, PSI, along with various other defendants, moved to dismiss the entire consolidated complaint. That motion is pending.

        The Partnership is not aware of any legal proceedings that name the Partnership as a defendant. Neither the Tillman nor the MDL litigation described above name the Partnership as a party. The
Partnership Agreement provides for indemnification of the General
Partners and their affiliates under certain circumstances. The indemnification excludes damages assessed against a General Partner for violation of securities laws, the RICO Act or fraud.

                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations


Financial condition at March 31, 1995

     The Partnership's ability to continue to operate at the present time is due exclusively to Lorimar's forbearance with respect to the Partnership's obligations which are currently due and owing to Lorimar and its affiliates, principally under the P&A Note and the P&A Advances. The Partnership has no assurance that Lorimar will not make demand at any time with respect to the P&A Note and/or the P&A Advances. The Partnership has neither sufficient liquid assets nor total assets to pay its current liabilities. As of March 31, 1995 the Partnership's current assets are $1,273,048 and its total assets are $11,806,905, while the Partnership's liabilities (all of which are current) are $16,618,893, of which $16,269,748 constitutes the amounts owed with respect to the P&A Note and the P&A Advances and other sums to Lorimar and its affiliates. In the event Lorimar demands payment of the P&A Note and/or the P&A Advances and the Partnership does not satisfy payment thereof in full, Lorimar will have all of its rights under applicable agreements and law, including the right ultimately to proceed against the Partnership's assets. In recognition of the Partnership's financial condition, the auditors' report issued in connection with the Partnership's financial statements for the year ended December 31, 1994 contains an explanatory paragraph regarding the substantial doubt of the ability of the Partnership to continue as a going concern.

     Even if Lorimar continues to forbear on the principal of the P&A Note and the P&A Advances and merely requires current satisfaction of interest, the Managing General Partner believes that the Partnership will continue to incur net operating losses on an annual basis through 1995. These losses are anticipated to result from the fact that the only significant source of Partnership revenue which is anticipated during this period is domestic syndication revenue under existing distribution agreements (which is estimated to aggregate approximately $167,000 through 1995, before deducting fees and expenses), and it is anticipated that this revenue will be less than the Partnership's aggregate annual interest expense (net of interest income) with respect to the P&A Note and P&A Advances during this period. Further, the general and administrative expenses of the Partnership will continue to increase such net losses.

     The Managing General Partner believes that the fair market value of the Partnership's assets will be less than the amount of the Partnership's current liabilities throughout the remaining term of the Partnership. Accordingly, the Managing General Partner believes that the Partnership will be unable to fully satisfy the P&A Note and the P&A Advances and that the Partnership will be unable to make any further distributions to the Unitholders.

Discussion of the results of operations for the three months ended March 31, 1995 compared to the three months ended March 31, 1994.

     The results of operations are not necessarily comparable from quarter to quarter since the Partnership's income is determined by exploitation of its four films in the various media of the exploitation cycle (i.e. theatrical, home video, pay television, non-theatrical, network television and domestic syndication).

     The Partnership's film revenues for the three months ended March 31, 1995 were lower than the comparable period in 1994 due principally to a decrease in domestic syndication income.

     The Partnership had a net loss of $412,162 for the three months ended March 31, 1995. Film related revenues of $23,958 net of related costs of $21,827 resulted in a gross profit of $2,131, due largely to the syndication licensing of The Boy Who Could Fly, The Morning After, Power and American Anthem. However, this was offset by other operating expenses including interest expense of $344,445, general and administrative expenses of $87,000 and management fees of $719 less interest income of $17,871. Interest expense was higher for the three months ended March 31, 1995 than for the three months ended March 31, 1994 principally due to higher average interest rates and higher average borrowings. General and administrative expenses were higher for the three months ended March 31, 1995 than for the comparable period in 1994 principally due to an increase in legal fees.

     The Partnership had a net loss of $278,987 for the three months ended March 31, 1994. Film related revenues of $63,438 net of related costs of $56,070 resulted in a gross profit of $7,368, due largely to the syndication licensing of The Morning After, The Boy Who Could Fly and Power. However, this was offset by other operating expenses including interest expense of $220,890, general and administrative expenses of $74,637 and management fees of $1,903 less interest income of $11,075.

                      PART II.  OTHER INFORMATION


Item  1.  Legal Proceedings.

     A purported class action lawsuit on behalf of a class of all persons who are or have been holders of limited partnership interests was filed on May 22, 1991 in the Superior Court of California for Los Angeles County. Named as defendants are Lorimar Motion Picture Management, Inc.; Lorimar Telepictures Corporation; Prudential Securities Incorporated; and Prudential-Bache Properties, Inc. (Tillman, et al. v. Lorimar Motion Picture Management, Inc., et al., Case No. BC 028964, L.A. Co. Sup. Ct.). The original complaint charged defendants with fraud, negligence, and breach of fiduciary duty in connection with the offering of the Units and breach of fiduciary duty in connection with the operation of the Partnership. The plaintiffs sought compensatory and punitive damages in an unspecified amount and an accounting. The General Partners had advised the Partnership that they intended to defend the case vigorously. Certain of the charges made in the complaint were similar to charges made in litigation entitled Galloway v. Lorimar Motion Picture Management, Inc., et al., filed in the courts of the State of Ohio. Certain of those charges were dismissed on the merits and the dismissal was affirmed on appeal.

     A demurrer seeking dismissal of the complaint was filed by the defendants in 1991 and, on May 3, 1994, the Tillman court sustained this demurrer. The court ruled that the complaint was insufficient as a matter of law with respect to all claims arising from the public offering of the Units in 1985 and 1986. The court did not permit amendment of those claims. The court also sustained the demurrer challenging the sufficiency of plaintiffs' claims that the General Partners breached certain fiduciary duties under the Partnership Agreement in connection with their operation of the Partnership, but granted plaintiffs' counsel an opportunity to amend those claims to attempt to state a cause of action. An amended complaint for breach of fiduciary duty was filed on June 2, 1994, naming only the General Partners as defendants. The General Partners filed a demurrer to the amended complaint, together with a motion for summary adjudication that the specific conduct challenged in the amended complaint was undertaken by the General Partners in conformance with the terms and requirements of the Partnership Agreement. A hearing on these matters was held on August 3, 1994, and on November 1, 1994, the Court sustained the General Partners' demurrer on the basis that the amended complaint failed to state a claim upon which relief may be granted. The Court gave plaintiffs leave to file an amended complaint for breach of fiduciary duty and, for this reason, defendants' motion for summary judgment was denied without prejudice. On January 18, 1995, plaintiffs served their second amended complaint on the defendants. The second amended complaint asserts claims for alleged breaches of the Partnership Agreement and breaches of fiduciary duty by defendants. Plaintiffs seek damages in an unspecified amount but in excess of $500,000. On March 24, 1995, defendants filed an answer to the second amended complaint, denying the allegations therein and asserting several affirmative defenses. Defendants filed a summary judgment motion on April 18, 1995, which is scheduled for hearing on May 24, 1995.

     Prudential Securities Incorporated ("PSI"), certain of its present and former employees, the Managing General Partner and the Co-General Partner, among others, have been named defendants in a putative class action filed in U.S. District Court for the Southern District of New York, entitled In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL 1005). Two former officers and the parent company of the Managing General Partner were also named as defendants, and the Managing General Partner has undertaken their defense. (Hereinafter, these additional defendants and the Managing General Partner are sometimes referred to collectively as "the Lorimar Organization Defendants.") The consolidated complaint, which was filed on June 8, 1994, consolidates complaints previously filed in actions in several federal district courts around the country that were transferred to the Southern District of New York by order of the Judicial Panel on Multidistrict Litigation in April 1994. None of the Lorimar Organization Defendants were named as defendants in any of the transferred actions. The consolidated complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO Act"), fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts, breach of implied covenants and violations of New Jersey statutes in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of: rescission of the purchase of securities, and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested, less cash distributions; compensatory damages; consequential damages; treble damages for defendants' alleged RICO violations (both federal and New Jersey); general damages for all alleged injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their allegedly unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper. The Partnership is listed in the consolidated complaint as being among the limited partnerships at issue in the case. The Lorimar Organization Defendants, the Co-General Partner, and PSI believe they have meritorious defenses to the consolidated complaint and intend to vigorously defend themselves against this action. On September 29, 1994, plaintiffs filed a motion to deem each of the constituent complaints (in which the Lorimar Organization Defendants were not named) amended to conform to the consolidated complaint. The Managing General Partner opposed the motion. A hearing was held on November 21, 1994 and on November 28, 1994, the court granted plaintiffs' motion. As a result, the Lorimar Organization Defendants are deemed to be defendants in each of the constituent actions, as well as in the consolidated action. On October 31, 1994, the Managing General Partner filed a motion to dismiss the consolidated complaint (and each of the constituent actions) with respect to the Lorimar Organization Defendants. The hearing on the motion, originally expected in January 1995, was postponed indefinitely by the court, and the parties are awaiting a new hearing date. On December 20, 1994, PSI, along with various other defendants, moved to dismiss the entire consolidated complaint. That motion is pending.

        The Partnership is not aware of any legal proceedings that name the Partnership as a defendant. Neither the Tillman nor the MDL litigation described above name the Partnership as a party. The
Partnership Agreement provides for indemnification of the General
Partners and their affiliates under certain circumstances. The indemnification excludes damages assessed against a General Partner for violation of securities laws, the RICO Act or fraud.

Item  6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Registrant during the period covered by this report.


                              Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Lorimar Film Partners L.P.


By:  Lorimar Motion Picture Management, Inc.
        A California Corporation, Managing General Partner



By:                                            Date:
     Edward A. Romano
     Vice President, Treasurer
     (Principal Accounting Officer)




By:  Prudential-Bache Properties, Inc.
        A Delaware Corporation, Co-General Partner


By:                                            Date:
     Barbara J. Brooks
     Vice President - Finance and
     Chief Financial Officer
     (Principal Financial Officer)

                               Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Lorimar Film Partners L.P.


By:  Lorimar Motion Picture Management, Inc.
        A California Corporation, Managing General Partner


By:  /s/Edward A. Romano                       Date:  May 12, 1995
     Edward A. Romano
     Vice President, Treasurer
     (Principal Accounting Officer)




By:  Prudential-Bache Properties, Inc.
     A Delaware Corporation, Co-General Partner


By:  /s/Barbara J. Brooks                      Date:  May 12, 1995
     Barbara J. Brooks
     Vice President - Finance and
     Chief Financial Officer
     (Principal Financial Officer)