Form 10-Q
period 1995-06-30
LORIMAR FILM PARTNERS L P
filed 1995-08-14
CIK 778923

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1995, or


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
       Yes X  No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Depositary Units of Limited Partnership Interest               33,854
              Description of Class                       Units Outstanding as
                                                         of July 31, 1995

                          LORIMAR FILM PARTNERS L.P.

                                     INDEX


                        PART I.  Financial Information

                                                                     PAGE NO.

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         BALANCE SHEETS - June 30, 1995 and December 31, 1994           3

         STATEMENTS OF OPERATIONS - Three and six months ended
         June 30, 1995 and 1994                                         4

         STATEMENT OF PARTNERS' CAPITAL - December 31, 1994
         through June 30, 1995                                          4

         STATEMENTS OF CASH FLOWS - Six months ended
         June 30, 1995 and 1994                                         5

         NOTES TO FINANCIAL STATEMENTS                               6-15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           16-18




                          PART II.  Other Information



ITEM 1.  LEGAL PROCEEDINGS                                          19-21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              22

                       PART I.  FINANCIAL INFORMATION

                          LORIMAR FILM PARTNERS L.P.
                                BALANCE SHEETS
                                  (Unaudited)

                                                               June 30,      December 31,
                                                                 1995            1994
ASSETS:

Cash and cash equivalents                                  $   1,247,316    $   1,366,210

     Total current assets                                      1,247,316        1,366,210

Film costs, net                                               10,514,348       10,555,228


         Total Assets                                       $  11,761,664    $  11,921,438


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

Current Liabilities:

Amounts due Managing General Partner and affiliates        $  16,626,612    $  15,993,325
Amounts due Co-General Partner                                   246,655          254,056
Accrued expenses                                                 100,677           73,883

         Total Current Liabilities                            16,973,944       16,321,264

         Total Liabilities                                    16,973,944       16,321,264

Commitments & Contingencies

Partners' Capital (Deficit):

Limited Partners                                               (5,342,205)      (4,936,006)
Managing General Partner                                         404,914          811,169
Co-General Partner                                              (274,989)        (274,989)

         Total Partners' Capital (Deficit)                    (5,212,280)      (4,399,826)

         Total Liabilities and Partners' Capital (Deficit)  $  11,761,664    $  11,921,438

                         See accompanying notes to financial statements.

                          LORIMAR FILM PARTNERS L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                     Three Months Ended      Six Months Ended
                                    June 30,     June 30,  June 30,      June 30,
                                      1995         1994      1995          1994
Revenues:

  Film revenues                   $  21,377    $  82,503 $  45,335  $ 145,941
  Interest income                    18,295       12,370    36,166     23,445

       Total revenues                39,672       94,873    81,501    169,386

Expenses:

  Amortization of film costs and
    other direct costs               19,816     60,759      41,643    116,829
  Interest expense                  362,506    258,422     706,951    479,312
  General and administrative         57,000     54,730     144,000    129,367
  Management fees                       642      2,476       1,36  1    4,379

       Total expenses               439,964    376,387     893,955    729,887

       Net loss                   $(400,292) $(281,514)  $(812,454) $(560,501)

Allocation of Net Loss:

  Limited Partners                $(200,135) $(140,786)  $(406,199) $(280,339)

  General Partners                $(200,157) $(140,728)  $(406,255) $(280,162)


Net loss per unit of limited
  partnership interest            $   (5.91) $   (4.16)  $  (12.00) $   (8.28)

                   STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                              LIMITED                  MANAGING
                              PARTNERS'  LIMITED       GENERAL     CO-GENERAL
                              UNITS      PARTNERS      PARTNER     PARTNER        TOTAL
Partners' capital (deficit)
December 31, 1994             33,854  $(4,936,006)   $   811,169   $(274,989)  $(4,399,826)


Net loss                           0     (406,199)      (406,255)          0      (812,454)

Partners' capital (deficit)
June 30, 1995                 33,854  $(5,342,205)   $   404,914   $(274,989)  $(5,212,280)

                         See accompanying notes to financial statements.

                           LORIMAR FILM PARTNERS L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                      1995            1994
Cash flows from operating activities:
Net loss                                          $  (812,454)      $  (560,501)
Adjustments to reconcile net
     loss to cash (used in) provided by operations:
        Amortization of film costs                     40,880           114,550
        Changes in balance sheet accounts:
          Amounts due Managing General Partner
            and Affiliates                            678,622           454,510
          Accrued expenses                             26,794            6,054
          Amounts due to Co-General Partner            (7,401)           20,920

Net cash (used in) provided by operations             (73,559)         35,533
Cash flows from financing activities:

    Repayments of borrowings from Managing
      General Partner and affiliates                  (45,335)         (145,941)

Change in cash                                       (118,894)         (110,408)

Cash and cash equivalents at beginning of period    1,366,210        1,500,901

Cash and cash equivalents at end of period        $ 1,247,316       $ 1,390,493

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

Note 2. Summary of Significant Accounting Policies:

Basis of Presentation:

     In the opinion of the Partnership's management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1995, the results of its operations for the three and six month periods ended June 30, 1995 and 1994, and its cash flows for the six month periods ended June 30, 1995 and 1994. The adjustments included in the accompanying unaudited financial statements are of a normal recurring nature.

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

     The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. For further information, refer to the more detailed financial statements and related footnotes thereto filed with the Partnership's Form 10-K report for the year ended December 31, 1994.

Revenues and Film Costs:

     The Partnership acquired four full-length, theatrical motion pictures in 1986 for initial exhibition in domestic theaters followed by distribution in the domestic home video, pay cable, basic cable, broadcast network and syndicated television markets, as well as applicable foreign markets. Generally, distribution to the theatrical, home video and pay cable markets was completed within eighteen months of initial release. Substantially all of the revenues recorded during the six month period ended June 30, 1995 resulted from domestic syndicated television license agreements, which are recognized as royalty statements are received from the distributor.

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

     Based upon the Partnership's estimate of remaining ultimate revenue, including proceeds under the Power guarantee (see Note 3), the remaining unamortized balance of film costs will be completely amortized by March 31, 1996. As of June 30, 1995, the net carrying value of Power was $9,843,967, which is to be recouped by the end of January 1996 principally from receipt of the Power guarantee (See Note 3).

Cash Equivalents:

      The Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes:

     No provision has been made for federal income taxes in the accompanying financial statements since all income and losses will be allocated to the partners for inclusion in their respective tax returns.

Unitholders' Capital:

     At June 30, 1995, the Unitholders had a deficit capital account balance of $5,342,205. Under the Partnership Agreement and the Delaware Revised Uniform Limited Partnership Act, the fact that the Limited Partners have a deficit capital account balance does not impose any liability upon the Unitholders.

Net loss per Depositary Unit of Limited Partnership Interest ("Unit"):

     Net loss per Unit was computed by dividing the Limited Partners' share of net loss by the number of Units outstanding during the period. The number of Units was 33,854 for the periods ended June 30, 1995 and 1994.

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

     The Managing General Partner, the Co-General Partner and their affiliates have charged to the Partnership the following Partnership expenses (excluding management fees) incurred by them:


                               Three months ended June 30, 1995
                             Managing
                             General         Co-General
                             Partner           Partner        Total
Interest                    $  362,506       $    -        $  362,506
General and administrative      15,000           22,000        37,000

                            $  377,506       $   22,000    $  399,506

                               Three months ended June 30, 1994
                             Managing
                             General         Co-General
                             Partner           Partner        Total
Interest                    $  258,422       $    -        $  258,422
General and administrative      15,000             9,730       24,730

                            $  273,422       $     9,730   $  283,152


                               Six months ended June 30, 1995
                             Managing
                             General         Co-General
                             Partner           Partner        Total
Interest                    $  706,951       $    -        $  706,951
General and administrative      30,000           44,000        74,000

                            $  736,951       $   44,000    $  780,951

                             Six months ended June 30, 1994
                             Managing
                             General         Co-General
                             Partner           Partner        Total
Interest                    $  479,312       $    -        $  479,312
General and administrative      30,000            19,460       49,460

                            $  509,312       $    19,460   $  528,772

      Amounts due on demand (or past due) to the Managing General
Partner and affiliates and to the Co-General Partner are comprised of the following:

<CATION>

                                June 30, 1995           December 31, 1994
                            Managing                  Managing
                            General     Co-General    General     Co-General
                            Partner       Partner     Partner       Partner

Notes and advances for
 prints & advertising,
 including interest       $16,143,265    $      0     $15,553,047   $      0
Management fee and other      483,347     246,655         440,278    254,056

                          $16,626,612    $246,655     $15,993,325   $254,056


     Interest paid to an affiliate of the Managing General Partner was:

                  Three Months   Three Months  Six Months    Six Months
                     Ended          Ended        Ended         Ended
                   June 30,       June 30,     June 30,      June 30,
                     1995           1994          1995          1994
Interest paid      $ 33,371       $ 81,448      $ 56,873      $143,661


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

     The P & A Note and related accrued but unpaid interest became due and payable on December 31, 1990. As of June 30, 1995, the principal balance owed with respect to the P&A Note was approximately $4,985,000, and the related accrued but unpaid interest was approximately $674,000. To date, Lorimar has not made demand for payment in full for amounts due with respect to the P&A Note; however, Lorimar has the right to make such a demand at any time in the future. The Partnership does not have sufficient liquid assets to pay the principal of the P&A Note and interest thereon in full.

     In addition to the P&A Note, the Partnership is obligated to reimburse Lorimar for print and advertising costs and other distribution expenses advanced pursuant to the Partnership Agreement on behalf of the Partnership by LDI (the "P&A Advances"). As of June 30, 1995, the outstanding balance of the P&A Advances owed to Lorimar was approximately $7,328,000 and related accrued but unpaid interest, computed at Chemical Bank's prime rate, was approximately $3,156,000. Lorimar has the right to declare the P&A Advances, and related interest, to be immediately due and payable. To date, Lorimar has not made demand for payment of such amounts; however, Lorimar has the right to make such a demand at any time in the future. The Partnership does not have sufficient liquid assets to pay the principal of the P&A Advances and interest thereon in full.

     All amounts due to the Managing General Partner and its affiliates have been classified as current liabilities.

     Neither currently nor at any time over the remaining term of the Partnership is it anticipated that the Partnership will have sufficient assets to pay the principal plus interest on both the P&A Note and the P&A Advances.

     The Partnership maintains a checking account and an interest-earning mutual fund account. The interest-earning account is managed by an affiliate of the Co-General Partner. The interest rate earned on funds fluctuates daily and approximated 5.8% during the three months ended June 30, 1995. Interest earned on this account was $18,295 and $12,370 for the three months ended June 30, 1995 and 1994, respectively, and $36,166 and $23,445 for the six months ended June 30, 1995 and 1994, respectively.

     As of June 30, 1995, Prudential Securities Incorporated, an affiliate of the Co-General Partner, owned 113 Units.

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

     A demurrer seeking dismissal of the complaint was filed by the defendants in 1991 and, on May 3, 1994, the Tillman court sustained this demurrer. The court ruled that the complaint was insufficient as a matter of law with respect to all claims arising from the public offering of the Units in 1985 and 1986. The court did not permit amendment of those claims. The court also sustained the demurrer challenging the sufficiency of plaintiffs' claims that the General Partners breached certain fiduciary duties under the Partnership Agreement in connection with their operation of the Partnership, but granted plaintiffs' counsel an opportunity to amend those claims to attempt to state a cause of action. An amended complaint for breach of fiduciary duty was filed on June 2, 1994, naming only the General Partners as defendants. The General Partners filed a demurrer to the amended complaint, together with a motion for summary adjudication that the specific conduct challenged in the amended complaint was undertaken by the General Partners in conformance with the terms and requirements of the Partnership Agreement. A hearing on these matters was held on August 3, 1994, and on November 1, 1994, the court sustained the General Partners' demurrer on the basis that the amended complaint failed to state a claim upon which relief may be granted. The court gave plaintiffs leave to file an amended complaint for breach of fiduciary duty and, for this reason, defendants' motion for summary judgment was denied without prejudice. On January 18, 1995, plaintiffs served their second amended complaint on the defendants. The second amended complaint asserts claims for alleged breaches of the Partnership Agreement and breaches of fiduciary duty by defendants. Plaintiffs seek damages in an unspecified amount but in excess of $500,000. On March 24, 1995, defendants filed an answer to the second amended complaint, denying the allegations therein and asserting several affirmative defenses. Defendants filed a summary judgment motion on April 18, 1995, and a hearing took place on May 24, 1995. On June 12, 1995, the court granted defendants' motion for summary judgment insofar as it sought dismissal of all claims made as a class action on behalf of Unitholders individually. However, the court permitted the action to proceed as a derivative action by plaintiffs on behalf of the Partnership. Pursuant to the court's order, plaintiffs again amended their complaint to seek on behalf of the Partnership recovery from the General Partners of allegedly improperly high fees and interest paid to certain banks which provided P&A Financing to the Partnership. Plaintiffs allege that defendants breached their fiduciary duties by permitting payment of such excess fees and interest and, in the complaint, estimate the allegedly excess fees and interest to exceed $500,000. Defendants continue to assert that their actions were entirely proper under the law and the terms of the Limited Partnership Agreement and that the Partnership did not pay any excess or improper fees or interest to the banks. The Partnership has been advised that the General Partners intend to defend the action vigorously. Nevertheless, preliminary discussions have been conducted regarding the possibility of presenting to the court for its approval a settlement which would reflect the size of the claim, the relative positions of the parties, and the costs of continued litigation. Accordingly, the date by which defendants must respond to the newest amended complaint has been extended until September 7, 1995.

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

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations


Financial condition at June 30, 1995

     The Partnership's ability to continue to operate at the present time is due exclusively to Lorimar's forbearance with respect to the Partnership's obligations which are currently due and owing to Lorimar and its affiliates, principally under the P&A Note and the P&A Advances. The Partnership has no assurance that Lorimar will not make demand at any time with respect to the P&A Note and/or the P&A Advances. The Partnership has neither sufficient liquid assets nor total assets to pay its current liabilities. As of June 30, 1995 the Partnership's current assets are $1,247,316 and its total assets are $11,761,664, while the Partnership's liabilities (all of which are current) are $16,973,944, of which $16,626,612 constitutes the amounts owed with respect to the P&A Note and the P&A Advances and other sums to Lorimar and its affiliates. In the event Lorimar demands payment of the P&A Note and/or the P&A Advances and the Partnership does not satisfy payment thereof in full, Lorimar will have all of its rights under applicable agreements and law, including the right ultimately to proceed against the Partnership's assets. In recognition of the Partnership's financial condition, the auditors' report issued in connection with the Partnership's financial statements for the year ended December 31, 1994 contains an explanatory paragraph regarding the substantial doubt of the ability of the Partnership to continue as a going concern.

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

Discussion of the results of operations for the three months ended June 30, 1995 compared to the three months ended June 30, 1994.

     The results of operations are not necessarily comparable from quarter to quarter since the Partnership's income is determined by exploitation of its four films in the various media of the exploitation cycle (i.e. theatrical, home video, pay television, non-theatrical, network television and domestic syndication).

     The Partnership's film revenues for the three months ended June 30, 1995 were lower than the comparable period in 1994 due principally to a decrease in domestic syndication income.

     The Partnership had a net loss of $400,292 for the three months ended June 30, 1995. Film related revenues of $21,377 net of related costs of $19,816 resulted in a gross profit of $1,561, due largely to the syndication licensing of The Boy Who Could Fly, The Morning After, Power and American Anthem. However, this was offset by other operating expenses including interest expense of $362,506, general and administrative expenses of $57,000 and management fees of $642 less interest income of $18,295. Interest expense was higher for the three months ended June 30, 1995 than for the three months ended June 30, 1994 principally due to higher average interest rates and higher average borrowings.

     The Partnership had a net loss of $281,514 for the three months ended June 30, 1994. Film related revenues of $82,503 net of related costs of $60,759 resulted in a gross profit of $21,744, due largely to the syndication licensing of The Morning After, The Boy Who Could Fly and Power. However, this was offset by other operating expenses including interest expense of $258,422, general and administrative expenses of $54,730 and management fees of $2,476 less interest income of $12,370.

Discussion of the results of operations for the six months ended June 30, 1995 compared to the six months ended June 30, 1994.

     The Partnership's film revenues for the six months ended June 30, 1995 were lower than the comparable period in 1994 due principally to a decrease in domestic syndication income.

     The Partnership had a net loss of $812,454 for the six months ended June 30, 1995. Film related revenues of $45,335 net of related costs of $41,643 resulted in a gross profit of $3,692, due largely to the syndication licensing of American Anthem, The Morning After, The Boy Who Could Fly and Power. However, this gross profit was offset by other operating expenses including interest expense of $706,951, general and administrative expenses of $144,000 and management fees of $1,361 less interest income of $36,166. Interest expense was higher for the six months ended June 30, 1995 than for the six months ended June 30, 1994 principally due to higher average interest rates and higher average borrowings. General and administrative expenses were higher for the six months ended June 30, 1995 than for the comparable period in 1994 principally due to a net increase in legal fees.

     The Partnership had a net loss of $560,501 for the six months ended June 30, 1994. Film related revenues of $145,941 net of related costs of $116,829 resulted in a gross profit of $29,112, due largely to the syndication licensing of The Morning After, American Anthem, The Boy Who Could Fly and Power. However, this gross profit was offset by other operating expenses including interest expense of $479,312, general and administrative expenses of $129,367 and management fees of $4,379 less interest income of $23,445.
                                    14
PAGE

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

     A demurrer seeking dismissal of the complaint was filed by the defendants in 1991 and, on May 3, 1994, the Tillman court sustained this demurrer. The court ruled that the complaint was insufficient as a matter of law with respect to all claims arising from the public offering of the Units in 1985 and 1986. The court did not permit amendment of those claims. The court also sustained the demurrer challenging the sufficiency of plaintiffs' claims that the General Partners breached certain fiduciary duties under the Partnership Agreement in connection with their operation of the Partnership, but granted plaintiffs' counsel an opportunity to amend those claims to attempt to state a cause of action. An amended complaint for breach of fiduciary duty was filed on June 2, 1994, naming only the General Partners as defendants. The General Partners filed a demurrer to the amended complaint, together with a motion for summary adjudication that the specific conduct challenged in the amended complaint was undertaken by the General Partners in conformance with the terms and requirements of the Partnership Agreement. A hearing on these matters was held on August 3, 1994, and on November 1, 1994, the court sustained the General Partners' demurrer on the basis that the amended complaint failed to state a claim upon which relief may be granted. The court gave plaintiffs leave to file an amended complaint for breach of fiduciary duty and, for this reason, defendants' motion for summary judgment was denied without prejudice. On January 18, 1995, plaintiffs served their second amended complaint on the defendants. The second amended complaint asserts claims for alleged breaches of the Partnership Agreement and breaches of fiduciary duty by defendants. Plaintiffs seek damages in an unspecified amount but in excess of $500,000. On March 24, 1995, defendants filed an answer to the second amended complaint, denying the allegations therein and asserting several affirmative defenses. Defendants filed a summary judgment motion on April 18, 1995, and a hearing took place on May 24, 1995. On June 12, 1995, the court granted defendants' motion for summary judgment insofar as it sought dismissal of all claims made as a class action on behalf of Unitholders individually. However, the court permitted the action to proceed as a derivative action by plaintiffs on behalf of the Partnership. Pursuant to the court's order, plaintiffs again amended their complaint to seek on behalf of the Partnership recovery from the General Partners of allegedly improperly high fees and interest paid to certain banks which provided P&A Financing to the Partnership. Plaintiffs allege that defendants breached their fiduciary duties by permitting payment of such excess fees and interest and, in the complaint, estimate the allegedly excess fees and interest to exceed $500,000. Defendants continue to assert that their actions were entirely proper under the law and the terms of the Limited Partnership Agreement and that the Partnership did not pay any excess or improper fees or interest to the banks. The Partnership has been advised that the General Partners intend to defend the action vigorously. Nevertheless, preliminary discussions have been conducted regarding the possibility of presenting to the court for its approval a settlement which would reflect the size of the claim, the relative positions of the parties, and the costs of continued litigation. Accordingly, the date by which defendants must respond to the newest amended complaint has been extended until September 7, 1995.

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

PAGE

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Lorimar Film Partners L.P.


By:  Lorimar Motion Picture Management, Inc.
        A California Corporation, Managing General Partner


By:  /s/Edward A. Romano                       Date:  August 14, 1995
     Edward A. Romano
     Vice President, Treasurer
     (Principal Accounting Officer)




By:  Prudential-Bache Properties, Inc.
     A Delaware Corporation, Co-General Partner


By:  /s/Barbara J. Brooks                      Date:  August 14, 1995
     Barbara J. Brooks
     Vice President - Finance and
     Chief Financial Officer
     (Principal Financial Officer)