Form 10-Q
period 1995-09-30
LORIMAR FILM PARTNERS L P
filed 1995-11-14
CIK 778923

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1995, or

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
       Yes X  No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Depositary Units of Limited Partnership Interest               33,854
              Description of Class                       Units Outstanding as
                                                         of October 31, 1995

                        LORIMAR FILM PARTNERS L.P.

                                   INDEX


                      PART I.  Financial Information

                                                                     PAGE NO.

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         BALANCE SHEETS - September 30, 1995 and
         December 31, 1994                                              3

         STATEMENTS OF OPERATIONS - Three and nine months ended
         September 30, 1995 and 1994                                    4

         STATEMENT OF PARTNERS' CAPITAL - December 31, 1994
         through September 30, 1995                                     4

         STATEMENTS OF CASH FLOWS - Nine months ended
         September 30, 1995 and 1994                                    5

         NOTES TO FINANCIAL STATEMENTS                               6-16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           17-20

                        PART II.  Other Information



ITEM 1.  LEGAL PROCEEDINGS                                          21-24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              25

                      PART I.  FINANCIAL INFORMATION

                        LORIMAR FILM PARTNERS L.P.
                              BALANCE SHEETS
                                (Unaudited)

                                                          September 30,     December 31,
                                                               1995             1994
ASSETS:

Cash and cash equivalents                                  $  1,217,928        1,366,210

     Total current assets                                     1,217,928        1,366,210

Film costs, net                                              10,504,016       10,555,228


         Total Assets                                      $ 11,721,944     $ 11,921,438


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

Current Liabilities:

Amounts due Managing General Partner and affiliates        $  16,994,914    $  15,993,325
Amounts due Co-General Partner                                   268,771          254,056
Accrued expenses                                                  73,840           73,883

         Total Current Liabilities                            17,337,525       16,321,264

         Total Liabilities                                    17,337,525       16,321,264

Commitments & Contingencies

Partners' Capital (Deficit):

Limited Partners                                              (5,543,845)      (4,936,006)
Managing General Partner                                         203,253          811,169
Co-General Partner                                              (274,989)        (274,989)

         Total Partners' Capital (Deficit)                    (5,615,581)      (4,399,826)

         Total Liabilities and Partners' Capital (Deficit)  $  11,721,944    $  11,921,438

                   See accompanying notes to financial statements.

                        LORIMAR FILM PARTNERS L.P.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                        September 30,     September 30,
                                   1995          1994    1995          1994
Revenues:

 Film revenues                        $ 11,680  $ 18,376              $ 57,015          $ 164,317
 Interest income                        17,450    14,875                53,616             38,320

      Total revenues                    29,130    33,251               110,631            202,637

Expenses:

 Amortization of film costs and
   other direct costs                   10,579    13,566                52,222            130,395
 Interest expense                      364,501   287,938             1,071,453            767,250
 General and administrative             57,000    44,730               201,000            174,097
 Management fees                           350       552                 1,711              4,931

      Total expenses                   432,430   346,786             1,326,386          1,076,673

      Net loss                       $(403,300)$(313,535)          $(1,215,755)         $(874,036)

Allocation of Net Loss:

 Limited Partners                    $(201,640)$(156,774)           $ (607,839)         $(437,113)

 General Partners                    $(201,660)$(156,761)           $ (607,916)         $(436,923)

Net loss per unit of limited
  partnership interest               $   (5.96)$   (4.63)           $   (17.95)         $  (12.91)

                 STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                (Unaudited)

                              LIMITED                  MANAGING
                              PARTNERS'  LIMITED       GENERAL     CO-GENERAL
                              UNITS      PARTNERS      PARTNER     PARTNER        TOTAL
Partners' capital (deficit)
December 31, 1994             33,854  $(4,936,006)   $   811,169   $(274,989)  $(4,399,826)

Net loss                           0     (607,839)      (607,916)          0    (1,215,755)

Partners' capital (deficit)
September 30, 1995            33,854  $(5,543,845)   $   203,253   $(274,989)  $(5,615,581)

                         See accompanying notes to financial statements.

                         LORIMAR FILM PARTNERS L.P.
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                     1995                1994

Cash flows from operating activities:

Net loss                                          $(1,215,755)     $  (874,036)
Adjustments to reconcile net
     loss to cash (used in) provided by operations:
        Amortization of film costs                     51,212          127,886
        Changes in balance sheet accounts:
          Amounts due Managing General Partner
            and Affiliates                          1,058,604          758,046
          Accrued expenses                               (43)           21,903
          Amounts due to Co-General Partner            14,715            1,331

Net cash (used in) provided by operations             (91,267)          35,130
Cash flows from financing activities:

    Repayments of borrowings from Managing
      General Partner and affiliates                  (57,015)        (164,317)

Change in cash                                       (148,282)        (129,187)

Cash and cash equivalents at beginning of period    1,366,210        1,500,901

Cash and cash equivalents at end of period        $ 1,217,928      $ 1,371,714

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

Note 2. Summary of Significant Accounting Policies:

Basis of Presentation:

     In the opinion of the Partnership's management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1995, the results of its operations for the three and nine month periods ended September 30, 1995 and 1994, and its cash flows for the nine month periods ended September 30, 1995 and 1994. The adjustments included in the accompanying unaudited financial statements are of a normal recurring nature.

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

     The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. For further information, refer to the more detailed financial statements and related footnotes thereto filed with the Partnership's Form 10-K report for the year ended December 31, 1994.

Revenues and Film Costs:

     The Partnership acquired four full-length, theatrical motion pictures in 1986 for initial exhibition in domestic theaters followed by distribution in the domestic home video, pay cable, basic cable, broadcast network and syndicated television markets, as well as applicable foreign markets. Generally, distribution to the theatrical, home video and pay cable markets was completed within eighteen months of initial release. Substantially all of the revenues recorded during the nine month period ended September 30, 1995 resulted from domestic syndicated television license agreements, which are recognized as royalty statements are received from the distributor.

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

     Based upon the Partnership's estimate of remaining ultimate revenue, including proceeds under the Power guarantee (see Note 3), the remaining unamortized balance of film costs will be completely amortized by March 31, 1996. As of September 30, 1995, the net carrying value of Power was $9,841,938, which is to be recouped by the end of January 1996 principally from receipt of the Power guarantee (see Note 3).

Cash Equivalents:

      The Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes:

     No provision has been made for federal income taxes in the accompanying financial statements since all income and losses will be allocated to the partners for inclusion in their respective tax returns.

Unitholders' Capital:

     At September 30, 1995, the Unitholders had a deficit capital account balance of $5,543,845. Under the Partnership Agreement and the Delaware Revised Uniform Limited Partnership Act, the fact that the Limited Partners have a deficit capital account balance does not impose any liability upon the Unitholders.

Net loss per Depositary Unit of Limited Partnership Interest ("Unit"):

     Net loss per Unit was computed by dividing the Limited Partners' share of net loss by the number of Units outstanding during the period. The number of Units was 33,854 for the periods ended September 30, 1995 and 1994.

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

     Foreign distribution in all media and domestic home video distribution of Partnership Films were originally licensed to LDI pursuant to a distribution agreement with LDI (the "Foreign Distribution Agreement") and Karl Lorimar Home Video, Inc. pursuant to a license agreement (the "Home Video Agreement"), respectively, both affiliates of the Managing General Partner. The licenses were for minimum guaranteed payments equal to 30% and 20%, respectively, of the Partnership's contribution to each film's budget or cost of production, whichever is less. The foreign distribution and domestic home video distribution arrangements were assigned to other affiliates of the Managing General Partner in January 1989 and June 1988, respectively. As a result of various transactions, the foreign distribution and domestic home video distribution rights are now held by TWE. All minimum guarantees related to foreign distribution and domestic home video distribution have been recorded and received by the Partnership. Under the Partnership Agreement, these minimum guarantees were required to be distributed to the partners as mandatory distributions after deduction for management fees and general and administrative expenses. All mandatory distributions relating to minimum guarantees have been made and there will be no mandatory distributions attributable to minimum guarantees in the future.

     The Managing General Partner, the Co-General Partner and their affiliates have charged to the Partnership the following Partnership expenses (excluding management fees) incurred by them:

CAPTION

                               Three months ended September 30, 1995
                             Managing
                             General         Co-General
                             Partner           Partner        Total

Interest                    $  364,501       $    -        $  364,501
General and administrative      15,000           22,000        37,000

                            $  379,501       $   22,000    $  401,501

                               Three months ended September 30, 1994
                             Managing
                             General         Co-General
                             Partner           Partner        Total
Interest                    $  287,938       $    -        $  287,938
General and administrative      15,000            9,730        24,730

                            $  302,938       $    9,730     $ 312,668

                               Nine months ended September 30, 1995
                             Managing
                             General         Co-General
                             Partner           Partner        Total
Interest                    $1,071,453       $    -        $1,071,453
General and administrative      45,000           66,000       111,000

                            $1,116,453       $   66,000    $1,182,453

                               Nine months ended September 30, 1994
                             Managing
                             General         Co-General
                             Partner           Partner        Total
Interest                    $ 767,250       $    -        $ 767,250
General and administrative     45,000            29,190      74,190

                            $ 812,250       $    29,190   $ 841,440


      Amounts due on demand (or past due) to the Managing General
Partner and affiliates and to the Co-General Partner are comprised of the following:

                              September 30, 1995         December 31, 1994
                            Managing                  Managing
                            General     Co-General    General     Co-General
                            Partner       Partner     Partner       Partner
Notes and advances for
 prints & advertising,
 including interest       $16,508,634    $      0     $15,553,047   $      0
Management fee and other      486,280     268,771         440,278    254,056

                          $16,994,914    $268,771     $15,993,325   $254,056


     Interest paid to an affiliate of the Managing General Partner was:

             Three Months   Three Months   Nine Months    Nine Months
                 Ended         Ended          Ended          Ended
              September 30,  September 30,  September 30,  September 30,
                 1995           1994          1995           1994
Interest paid  $ 11,433       $ 18,144      $ 56,005        $161,805

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

     The P & A Note and related accrued but unpaid interest became due and payable on December 31, 1990. As of September 30, 1995, the principal balance owed with respect to the P&A Note was approximately $4,985,000, and the related accrued but unpaid interest was approximately $802,000. To date, Lorimar has not made demand for payment in full for amounts due with respect to the P&A Note; however, Lorimar has the right to make such a demand at any time in the future. The Partnership does not have sufficient liquid assets to pay the principal of the P&A Note and interest thereon in full.

     In addition to the P&A Note, the Partnership is obligated to reimburse Lorimar for print and advertising costs and other distribution expenses advanced pursuant to the Partnership Agreement on behalf of the Partnership by LDI (the "P&A Advances"). As of September 30, 1995, the outstanding balance of the P&A Advances owed to Lorimar was approximately $7,328,000 and related accrued but unpaid interest, computed at Chemical Bank's prime rate, was approximately $3,394,000. Lorimar has the right to declare the P&A Advances, and related interest, to be immediately due and payable. To date, Lorimar has not made demand for payment of such amounts; however, Lorimar has the right to make such a demand at any time in the future. The Partnership does not have sufficient liquid assets to pay the principal of the P&A Advances and interest thereon in full.

     All amounts due to the Managing General Partner and its affiliates have been classified as current liabilities.

     Neither currently nor at any time over the remaining term of the Partnership is it anticipated that the Partnership will have sufficient assets to pay the principal plus interest on both the P&A Note and the P&A Advances.

     The Partnership maintains a checking account and an interest-earning mutual fund account. The interest-earning account is managed by an affiliate of the Co-General Partner. The interest rate earned on funds fluctuates daily and approximated 5.7% during the three months ended September 30, 1995. Interest earned on this account was $17,450 and $14,875 for the three months ended September 30, 1995 and 1994, respectively, and $53,616 and $38,320 for the nine months ended
September 30, 1995 and 1994, respectively.

     As of June 30, 1995, Prudential Securities Incorporated, an affiliate of the Co-General Partner, owned 113 Units.

       At any time after June 26, 1996, the tenth anniversary of the final closing of the sale of Units, the Managing General Partner will have the right (the "MGP Option") to purchase, or cause one of its affiliates to purchase, for cash the Partnership's interest in the Partnership Films and related rights at their appraised value, whereupon the Partnership is to be liquidated. Pursuant to the Partnership Agreement and applicable law, the proceeds of any such purchase would be applied to pay the debts, liabilities and loans of the Partnership before any amounts are distributed to the Partners or Unitholders. In light of the Partnership's financial condition, the Managing General Partner does not believe that the amount payable to the Partnership in the event of the exercise of the MGP Option plus the other assets of the Partnership will be sufficient to satisfy the outstanding loans and other liabilities of the Partnership, and thus there will be no amounts available for distribution to the Partners or Unitholders.

       Upon exercise of the MGP Option, in lieu of purchasing the Partnership Films and rights, the Managing General Partner has the right to elect, or to cause its affiliate to elect, to purchase the Limited Partnership Interests, the Units and the interest of the Co-General Partner in the Partnership. The purchase price would be the amount that would have been distributed to the Unitholders, the Limited Partners and the Co-General Partner if the Partnership Films and related rights had been purchased by the Managing General Partner and the Partnership liquidated. However, as stated in the immediately preceding paragraph, the Managing General Partner believes that in such event no amounts would be distributable to the Unitholders, the Limited Partners or the Co-General Partner, and thus under this alternative application of the MGP Option, the Managing General Partner believes that the purchase price for the Units, Limited Partnership Interests and the interest of the Co-General Partner will be zero.

       The Managing General Partner has advised the Co-General Partner that it is considering, but is not yet committed to, exercising the MGP Option at such time as permitted by the Partnership Agreement. If the settlement by the Lorimar defendants of the Southern District of New York class action litigating referred to below is effected upon certain terms, and the Managing General Partner reaches an agreement with the Co-General Partner to resolve certain of the outstanding matters on a mutually agreeable basis (see note 4 to Financial Statements), then the Managing General Partner will be committed to exercise, or cause its affiliate to exercise, the MGP Option.

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

     A demurrer seeking dismissal of the complaint was filed by the defendants in 1991 and, on May 3, 1994, the Tillman court sustained this demurrer. The court ruled that the complaint was insufficient as a matter of law with respect to all claims arising from the public offering of the Units in 1985 and 1986. The court did not permit amendment of those claims. The court also sustained the demurrer challenging the sufficiency of plaintiffs' claims that the General Partners breached certain fiduciary duties under the Partnership Agreement in connection with their operation of the Partnership, but granted plaintiffs' counsel an opportunity to amend those claims to attempt to state a cause of action. An amended complaint for breach of fiduciary duty was filed on June 2, 1994, naming only the General Partners as defendants. The General Partners filed a demurrer to the amended complaint, together with a motion for summary adjudication that the specific conduct challenged in the amended complaint was undertaken by the General Partners in conformance with the terms and requirements of the Partnership Agreement. A hearing on these matters was held on August 3, 1994, and on November 1, 1994, the court sustained the General Partners' demurrer on the basis that the amended complaint failed to state a claim upon which relief may be granted. The court gave plaintiffs leave to file an amended complaint for breach of fiduciary duty and, for this reason, defendants' motion for summary judgment was denied without prejudice. On January 18, 1995, plaintiffs served their second amended complaint on the defendants. The second amended complaint asserts claims for alleged breaches of the Partnership Agreement and breaches of fiduciary duty by defendants. Plaintiffs seek damages in an unspecified amount but in excess of $500,000. On March 24, 1995, defendants filed an answer to the second amended complaint, denying the allegations therein and asserting several affirmative defenses. Defendants filed a summary judgment motion on April 18, 1995, and a hearing took place on May 24, 1995. On June 12, 1995, the court granted defendants' motion for summary judgment insofar as it sought dismissal of all claims made as a class action on behalf of Unitholders individually. However, the court permitted the action to proceed as a derivative action by plaintiffs on behalf of the Partnership. Pursuant to the court's order, plaintiffs again amended their complaint to seek on behalf of the Partnership recovery from the General Partners of allegedly improperly high fees and interest paid to certain banks which provided P&A Financing to the Partnership. Plaintiffs allege that defendants breached their fiduciary duties by permitting payment of such excess fees and interest and, in the complaint, estimate the allegedly excess fees and interest to exceed $500,000. Defendants continue to assert that their actions were entirely proper under the law and the terms of the Limited Partnership Agreement and that the Partnership did not pay any excess or improper fees or interest to the banks. The Partnership has been advised that the General Partners intend to defend the action vigorously. Nevertheless, preliminary discussions have been conducted regarding the possibility of presenting to the court for its approval a settlement which would reflect the size of the claim, the relative positions of the parties, and the costs of continued litigation. Subsequent to those discussions, the parties learned that, in the Prudential Securities litigation described in the next paragraph, a settlement of all class claims against the Prudential defendants has been agreed upon and submitted for approval to the United States District Court in New York City. (See description below.) That settlement, and a possible related settlement of claims against the Lorimar defendants in that case (see below) may have a bearing on the continuation of any settlement discussions in the Tillman case. Additional time is needed by the parties to determine whether the settlements in the Prudential litigation are consummated and their effect on the Tillman litigation. Accordingly, the date by which defendants must respond to the newest amended complaint has been extended until December 18, 1995.

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

        By order dated August 29, 1995, the court granted plaintiffs' motion for temporary class certification, preliminarily approved a settlement entered into between plaintiffs, the Co-General Partner and PSI, scheduled a fairness hearing for November 17, 1995, approved the form and content of the notice to class members and directed that it be provided to class members. The full amount due under the settlement agreement has been paid by PSI.

        Subsequent to announcement of the Prudential settlement, the Lorimar defendants held settlement negotiations with counsel for the class. Counsel for the class and the Lorimar defendants have agreed in principle to the settlement of all class claims against the Lorimar defendants in exchange for payment by the Lorimar defendants of $400,000, a percentage of which will be allocated to the Unitholders who are members of the class and a percentage to the remainder of the class. That agreement in principle is subject to agreement on appropriate documentation and to court approval. Upon submission of the agreed upon documentation to the Court, it is expected that the Court would schedule a hearing for approval and direct notice to be given to the class regarding the terms of the settlement and their procedural rights. In connection with, and as a condition to, the proposed settlement between the plaintiffs and the Lorimar defendants, the Managing General Partner will require an agreement between it and the Co-General Partner regarding certain outstanding matters, including mutual releases, involving them and their affiliates.

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

                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations


Financial condition at September 30, 1995

     The Partnership's ability to continue to operate at the present time is due exclusively to Lorimar's forbearance with respect to the Partnership's obligations which are currently due and owing to Lorimar and its affiliates, principally under the P&A Note and the P&A Advances. The Partnership has no assurance that Lorimar will not make demand at any time with respect to the P&A Note and/or the P&A Advances. The Partnership has neither sufficient liquid assets nor total assets to pay its current liabilities. As of September 30, 1995 the Partnership's liquid assets are $1,217,928 and its total assets are $11,721,944, while the Partnership's liabilities (all of which are current) are $17,337,525, of which $16,994,914 constitutes the amounts owed with respect to the P&A Note and the P&A Advances and other sums to Lorimar and its affiliates. In the event Lorimar demands payment of the P&A Note and/or the P&A Advances and the Partnership does not satisfy payment thereof in full, Lorimar will have all of its rights under applicable agreements and law, including the right ultimately to proceed against the Partnership's assets. In recognition of the Partnership's financial condition, the auditors' report issued in connection with the Partnership's financial statements for the year ended December 31, 1994 contains an explanatory paragraph regarding the substantial doubt of the ability of the Partnership to continue as a going concern.

     Even if Lorimar continues to forbear on the principal of the P&A Note and the P&A Advances and merely requires current satisfaction of interest, the Managing General Partner believes that the Partnership will continue to incur net operating losses on an annual basis through 1995. These losses are anticipated to result from the fact that the only significant source of Partnership revenue which is anticipated during this period is domestic syndication revenue under existing distribution agreements (which is estimated to aggregate approximately $64,000 through 1995, before deducting fees and expenses), and it is anticipated that this revenue will be less than the Partnership's aggregate annual interest expense (net of interest income) with respect to the P&A Note and P&A Advances during this period. Further, the general and administrative expenses of the Partnership will continue to increase such net losses.

      Other than with respect to the domestic theatrical exhibition of the Partnership Films, the Partnership Films have been distributed on behalf of the Partnership pursuant to the Home Video Agreement, the LDI Domestic Distribution Agreement and the Foreign Distribution Agreement.

     The terms of all three agreements expire at the end of January 1996. However, under the Home Video Agreement, the licensee has the non-exclusive right to "sell off" inventory for six months after the expiration of the term. Moreover, pursuant to the LDI Domestic Distribution Agreement and the Foreign Distribution Agreement, the Partnership Films have been sublicensed for domestic syndication for terms extending until January 2001 and for basic cable with terms extending until September 2002, as well as for television and video in several of the major foreign markets for terms extending until December 2003. Pursuant to these Agreements, revenues relating to the sell-off and sublicensing periods under these Agreements will continue to be subject to the rights of the licensee and distributors to recoup expenses and receive compensation, and in the case of the Home Video Agreement and the Foreign Distribution Agreement, will be subject to the right of the licensee and distributor to recoup their unrecouped minimum guarantees which, as of September 30, 1995, are approximately $6.3 million and $5 million, respectively. (See note 3 to Financial Statements.) As a result, the Managing General Partner believes that no revenues relating to the sell-off and sublicensing periods under these latter two Agreements, including revenues from sublicensing in foreign territories, will be payable to the Partnership, but instead will be applied towards recoupment of these minimum guarantees. The Managing General Partner further believes that sublicensing revenues in the domestic territory, after fees and expenses, will not be material in light of the Partnership's financial condition.

     On behalf of the Partnership, the Managing General Partner is assessing how to best exploit the Partnership Films after the expiration of the LDI Domestic Distribution Agreement, the Foreign Distribution Agreement and the Home Video Agreement in January 1996. Factors which may be relevant in this regard are, among others, the potential marketability or appeal of the Partnership Films, the available markets and territories in light of the sublicense arrangements referred to above and the financial condition of the Partnership. One approach being considered by the Managing General Partner is to extend the terms of the Agreements until mid-1996, provided that in accordance with the Partnership Agreement the Agreements, as so extended, would be terminable by any of the parties thereto upon 60 days notice. (See note 3 to Financial Statements.)

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

Discussion of the results of operations for the three months ended September 30, 1995 compared to the three months ended September 30, 1994.

     The results of operations are not necessarily comparable from quarter to quarter since the Partnership's income is determined by exploitation of its four films in the various media of the exploitation cycle (i.e. theatrical, home video, pay television, non-theatrical, network television and domestic syndication).

     The Partnership's film revenues for the three months ended
September 30, 1995 were lower than the comparable period in 1994 due principally to a decrease in domestic syndication income.

     The Partnership had a net loss of $403,300 for the three months ended September 30, 1995. Film related revenues of $11,680 net of related costs of $10,579 resulted in a gross profit of $1,101, due largely to the syndication licensing of American Anthem, The Boy Who Could Fly, The Morning After, and Power. However, this was offset by other operating expenses including interest expense of $364,501, general and administrative expenses of $57,000 and management fees of $350 less interest income of $17,450. Interest expense was higher for the three months ended September 30, 1995 than for the three months ended September 30, 1994 principally due to higher average interest rates and higher average borrowings.

     The Partnership had a net loss of $313,535 for the three months ended September 30, 1994. Film related revenues of $18,376 net of related costs of $13,566 resulted in a gross profit of $4,810, due largely to the syndication licensing of American Anthem, The Boy Who Could Fly, The Morning After and Power. However, this was offset by other operating expenses including interest expense of $287,938, general and administrative expenses of $44,730 and management fees of $552 less interest income of $14,875.

Discussion of the results of operations for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994.

     The Partnership's film revenues for the nine months ended September 30, 1995 were lower than the comparable period in 1994 due principally to a decrease in domestic syndication income.

     The Partnership had a net loss of $1,215,755 for the nine months ended September 30, 1995. Film related revenues of $57,015 net of related costs of $52,222 resulted in a gross profit of $4,793, due largely to the syndication licensing of American Anthem, The Boy Who Could Fly, The Morning After and Power. However, this gross profit was offset by other operating expenses including interest expense of $1,071,453, general and administrative expenses of $201,000 and management fees of $1,711 less interest income of $53,616. Interest expense was higher for the nine months ended September 30, 1995 than for the nine months ended September 30, 1994 principally due to higher average interest rates and higher average borrowings. General and administrative expenses were higher for the nine months ended September 30, 1995 than for the comparable period in 1994 principally due to a net increase in legal fees.

     The Partnership had a net loss of $874,036 for the nine months ended September 30, 1994. Film related revenues of $164,317 net of related costs of $130,395 resulted in a gross profit of $33,922, due largely to the syndication licensing of American Anthem, The Boy Who Could Fly, The Morning After and Power. However, this gross profit was offset by other operating expenses including interest expense of $767,250, general and administrative expenses of $174,097 and management fees of $4,931 less interest income of $38,320.

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

     A demurrer seeking dismissal of the complaint was filed by the defendants in 1991 and, on May 3, 1994, the Tillman court sustained this demurrer. The court ruled that the complaint was insufficient as a matter of law with respect to all claims arising from the public offering of the Units in 1985 and 1986. The court did not permit amendment of those claims. The court also sustained the demurrer challenging the sufficiency of plaintiffs' claims that the General Partners breached certain fiduciary duties under the Partnership Agreement in connection with their operation of the Partnership, but granted plaintiffs' counsel an opportunity to amend those claims to attempt to state a cause of action. An amended complaint for breach of fiduciary duty was filed on June 2, 1994, naming only the General Partners as defendants. The General Partners filed a demurrer to the amended complaint, together with a motion for summary adjudication that the specific conduct challenged in the amended complaint was undertaken by the General Partners in conformance with the terms and requirements of the Partnership Agreement. A hearing on these matters was held on August 3, 1994, and on November 1, 1994, the court sustained the General Partners' demurrer on the basis that the amended complaint failed to state a claim upon which relief may be granted. The court gave plaintiffs leave to file an amended complaint for breach of fiduciary duty and, for this reason, defendants' motion for summary judgment was denied without prejudice. On January 18, 1995, plaintiffs served their second amended complaint on the defendants. The second amended complaint asserts claims for alleged breaches of the Partnership Agreement and breaches of fiduciary duty by defendants. Plaintiffs seek damages in an unspecified amount but in excess of $500,000. On March 24, 1995, defendants filed an answer to the second amended complaint, denying the allegations therein and asserting several affirmative defenses. Defendants filed a summary judgment motion on April 18, 1995, and a hearing took place on May 24, 1995. On June 12, 1995, the court granted defendants' motion for summary judgment insofar as it sought dismissal of all claims made as a class action on behalf of Unitholders individually. However, the court permitted the action to proceed as a derivative action by plaintiffs on behalf of the Partnership. Pursuant to the court's order, plaintiffs again amended their complaint to seek on behalf of the Partnership recovery from the General Partners of allegedly improperly high fees and interest paid to certain banks which provided P&A Financing to the Partnership. Plaintiffs allege that defendants breached their fiduciary duties by permitting payment of such excess fees and interest and, in the complaint, estimate the allegedly excess fees and interest to exceed $500,000. Defendants continue to assert that their actions were entirely proper under the law and the terms of the Limited Partnership Agreement and that the Partnership did not pay any excess or improper fees or interest to the banks. The Partnership has been advised that the General Partners intend to defend the action vigorously. Nevertheless, preliminary discussions have been conducted regarding the possibility of presenting to the court for its approval a settlement which would reflect the size of the claim, the relative positions of the
parties, and the costs of continued litigation.    Subsequent to those
discussions, the parties learned that, in the Prudential Securities litigation described in the next paragraph, a settlement of all class claims against the Prudential defendants has been agreed upon and submitted for approval to the United States District Court in New York City. (See description below.) That settlement, and a possible related settlement of claims against the Lorimar defendants in that case (see below) may have a bearing on the continuation of any settlement discussions in the Tillman case. Additional time is needed by the parties to determine whether the settlements in the Prudential litigation are consummated and their effect on the Tillman litigation. Accordingly, the date by which defendants must respond to the newest amended complaint has been extended until December 18, 1995.

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

       By order dated August 29, 1995, the transferee court granted plaintiffs' motion for temporary class certification, preliminarily approved a settlement entered into between plaintiffs, the Co-General Partner and PSI, scheduled a fairness hearing for November 17, 1995, approved the form and content of the notice to class members and directed that it be provided to class members. The full amount due under the settlement agreement has been paid by PSI.

        Subsequent to announcement of the Prudential settlement, the Lorimar defendants held settlement negotiations with counsel for the class. Counsel for the class and the Lorimar defendants have agreed in principle to the settlement of all class claims against the Lorimar defendants in exchange for payment by the Lorimar defendants of $400,000, a percentage of which will be allocated to the Unitholders who are members of the class and a percentage to the remainder of the class. That agreement in principle is subject to agreement on appropriate documentation and to court approval. Upon submission of the agreed upon documentation to the Court, it is expected that the Court would schedule a hearing for approval and direct notice to be given to the class regarding the terms of the settlement and their procedural rights. In connection with, and as a condition to, the proposed settlement between the plaintiffs and the Lorimar defendants, the Managing General Partner will require an agreement between it and the Co-General Partner regarding certain outstanding matters, including mutual releases, involving them and their affiliates.

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


Lorimar Film Partners L.P.


By:  Lorimar Motion Picture Management, Inc.
        A California Corporation, Managing General Partner


By:  /s/Edward A. Romano                       Date: November 14, 1995
     Edward A. Romano
     Vice President, Treasurer
     (Principal Accounting Officer)




By:  Prudential-Bache Properties, Inc.
     A Delaware Corporation, Co-General Partner


By:  /s/Barbara J. Brooks                      Date: November 14, 1995
     Barbara J. Brooks
     Vice President - Finance and
     Chief Financial Officer
     (Principal Financial Officer)