Form 10-K
period 1995-12-31
LORIMAR FILM PARTNERS L P
filed 1996-03-29
CIK 778923

                               FORM 10-K
                   Securities and Exchange Commission
                         Washington, D.C.  20549

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1995

                              OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to

Commission file number 0-14844

                    LORIMAR FILM PARTNERS L.P.
        (Exact name of registrant as specified in its charter)

           Delaware                                          95-3994360
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

4000 Warner Boulevard, Burbank, California                          91522
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code 818-954-6000

Securities registered pursuant to section 12(b) of the Act:
                       NONE

Securities registered pursuant to section 12(g) of the Act:
      Depositary units of limited partnership interests
                    Title of Class

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.   [ X ]

  As of December 31, 1995, there were 33,754 depositary units of limited partnership interests held by non-affiliates. The aggregate market value of these units is not determinable because there is no active trading market for the units.

                Documents Incorporated By Reference
                               NONE

                                 PART 1

Item 1.  Business.

General

  Lorimar Film Partners L.P. (the "Partnership") is a Delaware limited partnership organized on October 1, 1985 to engage in the production, co-production, acquisition and exploitation of feature-length theatrical motion pictures. In 1986, the Partnership received net offering proceeds (gross offering proceeds minus certain expenses) of $28,970,000 from the Partnership's sale of 33,854 depositary units of limited partnership interests ("Units") pursuant to a registered public offering. These net proceeds were matched by contemporaneous capital contributions to the Partnership by the Partnership's Managing General Partner, Lorimar Motion Picture Management, Inc. The net offering proceeds and the foregoing capital contributions of the Managing General Partner were used by the Partnership, pursuant to the Partnership Agreement, to acquire rights from an affiliate of the Managing General Partner in and to four films entitled American Anthem, The Boy Who Could Fly,
The Morning After and Power (collectively, the "Partnership Films").
In 1986, the Managing General Partner contributed an additional $2,675,000 to the capital of the Partnership, which capital contribution was applied by the Partnership to finance its acquisition of rights in and to The Morning After.

  The Partnership's only current business activity is the continued exploitation of the four Partnership Films pursuant to existing distribution agreements. The Partnership Films have been released in the theatrical, home video, pay television, free television and non-theatrical markets both within and outside of the United States. The Morning After has been shown on network television in the United States. Due to the lack of interest by United States television networks, the Managing General Partner does not anticipate that the remaining Partnership Films will be broadcast on network television in the United States. The Managing General Partner believes that the only remaining market for distribution of the Partnership Films which will result in any material revenues to the Partnership is continued domestic television syndication. Domestic syndication rights to the Partnership Films were licensed to an affiliate of the Managing General Partner which has entered into sublicense agreements under which American Anthem and The Morning After commenced exploitation in the domestic syndication market in 1990, The Boy Who
Could Fly commenced exploitation in the domestic syndication market in 1991 and Power commenced exploitation in the domestic syndication market in 1992.

  The Partnership Films have not performed well in the marketplace and the Partnership has recorded writedowns in previous periods to reflect each film's estimated net realizable value. The Unitholders have been returned only 39% of their capital contributions to date and due to the poor performance of the Partnership Films there is no expectation of any additional distributions in the future to the Unitholders.

  In 1995, the Partnership continued to be relatively inactive except for the various accounting and reporting functions necessary in maintaining a continuing publicly held business and as required pursuant to its Partnership Agreement. The Partnership is expected to remain inactive as it does not have, and will not have, sufficient funds to make any additional film investments. The Partnership has no employees of its own, and its business was administered by the staff of the General Partners but, because of the resignation of the Co-General Partner, it will now be administered only by the staff of the Managing General Partner (see Note 5. Subsequent Events to Financial Statements).

  As of December 31, 1995, the Partnership had two General
Partners, the Managing General Partner and the Co-General Partner; however, the Co-General Partner, Prudential-Bache Properties, Inc., a wholly-owned subsidiary of Prudential Securities Group Inc., has since withdrawn as a General Partner. On December 18, 1995, the Co-General Partner gave notice to the Managing General Partner that, pursuant to the Partnership Agreement, it was resigning and withdrawing as Co-General Partner effective March 22, 1996. Under the Partnership Agreement, upon the effectiveness of such withdrawal, the Co-General Partner became a Special Limited Partner, and as such, now has all the rights of a Limited Partner; provided that it will continue to have the same interest in Net Income, Net Loss, credits and Distributions as it had in its capacity as Co-General Partner, and its rights to indemnification under the Partnership Agreement are to continue; it is to have no responsibilities under the Partnership Agreement although it will continue to be obligated to appoint an appraiser in the event of the exercise by the Managing General Partner of the MGP (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) Option and will continue to have the right to exercise the CGP Option; and it will no longer receive any portion of the Management Fee. Upon such withdrawal, the Management Fee was automatically reduced under the Partnership Agreement from 3% of the aggregate Partnership Share of Gross
Receipts to 2% thereof.

  Since June 16, 1992, Lorimar Motion Picture Management,
Inc., the Managing General Partner, has been a wholly-owned subsidiary of Warner Communications Inc. ("WCI") as a result of the merger of Lorimar Telepictures Corporation ("Lorimar") into WCI. On June 30, 1992, WCI contributed certain of Lorimar's former assets (excluding the stock of the Managing General Partner) to Time Warner

Entertainment Company, L.P., a limited partnership ("TWE"), of which WCI is a general partner. All references to Lorimar for all periods prior to June 26, 1992 are intended to refer to Lorimar, for the period from June 26, 1992 through June 30, 1992 are intended to refer to WCI, and for all periods after June 30, 1992 are intended to refer to TWE. WCI is a wholly-owned subsidiary of Time Warner Inc. ("Time Warner").

Film Distribution/Distribution Financing

  Markets Pre-Sold

    .  Foreign Territory

  Foreign distribution rights to the Partnership Films in all media were licensed, pursuant to a distribution agreement (the "LDI Foreign Distribution Agreement"), by the Partnership to Lorimar Distribution International, Inc. ("LDI"), then a wholly-owned subsidiary of Lorimar, for a term that was to expire on January 30, 1996 (see Note 5. Subsequent Events to Financial Statements) provided that subdistribution arrangements in certain foreign territories are in effect until January 30, 2011. As a result of various transactions, LDI's rights under the Foreign Distribution Agreement are now held by TWE.

  Under the Foreign Distribution Agreement, the Partnership is entitled to 100% of all Gross Receipts (as defined in the Foreign Distribution Agreement) derived with respect to each Partnership Film pursuant to this agreement after deducting therefrom Distribution Fees (as defined in the Foreign Distribution Agreement) and Distribution Costs (as defined in the Foreign Distribution Agreement) with respect to that Partnership Film and any minimum guaranteed payments thereunder (discussed below) with respect to any Partnership Film. Distribution Fees vary according to the media and level of Gross Receipts derived by the distributor pursuant to this agreement and range from 10% to 20% of such receipts.

  The Foreign Distribution Agreement also provides that the Partnership is entitled to minimum guaranteed payments equal to 30% of the Partnership's contribution to the Budget (as defined in said agreement) or the Cost of Production (as defined in said agreement) of each Partnership Film, whichever is less. The final minimum guaranteed payment with respect to the foreign territory was paid to the Partnership in 1990. Minimum guaranteed payments with respect to the foreign territory have aggregated approximately $17,789,000. These minimum guaranteed payments are recoupable by the distributor from the Partnership's share of Gross Receipts from the distribution of all Partnership
Films under the Foreign Distribution Agreement.

  Due to the poor performance of the Partnership Films in the foreign market, as of September 30, 1995, the minimum guaranteed payments paid to the Partnership pursuant to the Foreign Distribution Agreement exceeded the Partnership's share of Gross Receipts under that agreement by approximately $4,888,000. As a result of the fact that future Gross Receipts with respect to the foreign territory for periods ending on or prior to January 30, 1996 (and thereafter in the case of certain sublicensing arrangements entered into before January 30, 1996) are to be applied to the payment of Distribution Costs and Distribution
Fees and retained by the distributor to recoup the approximately $4,888,000 shortfall before any further payments would be made to the Partnership, it is not anticipated that any further payments will be made to the Partnership under the Foreign Distribution Agreement for periods ending on or prior to January 30, 1996 (and thereafter in the case of certain sublicensing arrangements entered into before January 30, 1996). With respect to foreign distribution subsequent to January 30, 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5. Subsequent Events to Financial Statements.

    .  Domestic Home Video

  Distribution rights to the Partnership Films in the domestic home video market were licensed, pursuant to a license agreement (the "Home Video Agreement"), by the Partnership to a then Lorimar subsidiary, Karl Lorimar Home Video, Inc. ("LHV"), for a term that was to expire on January 30, 1996, subject to a sell-off period which was to expire on July 30, 1996 (see Note 5. Subsequent Events to Financial Statements). As a result of various transactions, LHV's rights under the Home Video Agreement are now held by TWE.

  Under the Home Video Agreement, the Partnership is entitled to a Licensor's Royalty (as defined in the Home Video Agreement) with respect to all videocassettes of the Partnership Films sold or rented by the distributor pursuant to this agreement after deducting therefrom any minimum guaranteed payments thereunder (discussed below) with respect to videocassettes of any Partnership Film. The amount of the Licensor's Royalty ranges between 20% and 25% of the wholesale price of videocassettes of the Partnership Films sold by the distributor, depending on the retail price of the videocassettes.

  The Home Video Agreement also provides that the Partnership is entitled to minimum guaranteed payments equal to 20% of the Partnership's contribution to the Budget (as defined in said agreement) or the Cost of Production (as defined in said agreement) of each Partnership Film, whichever is less. The final minimum guaranteed payment with respect to this market was paid to the Partnership in 1990. Minimum guaranteed payments with respect to the domestic home video market aggregated approximately

$11,859,000. These minimum guaranteed payments are recoupable by the distributor from the Licensor's Royalties otherwise payable to the Partnership from the distribution of all Partnership Films under the Home Video Agreement. With respect to domestic video distribution subsequent to January 30, 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  Due to the poor performance of the Partnership Films in the domestic home video market, as of December 31, 1995, the minimum guaranteed payments paid to the Partnership pursuant to the Home Video Agreement exceeded the Licensor's Royalties under that agreement by approximately $6,749,000. As a result of the fact that future Licensor's Royalties otherwise payable to the Partnership under the Home Video Agreement for periods ending on or prior to January 30, 1996 (and thereafter in certain cases) are to be retained by the distributor to recoup the approximate $6,749,000 shortfall before any further payments would be made to the Partnership, it is not anticipated that any further payments will be made to the Partnership under the Home Video Agreement for periods ending on or prior to January 30, 1996 (and thereafter in certain cases). With respect to domestic home video distribution subsequent to January 30, 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5. Subsequent Events to Financial Statements.

    Markets Not Pre-Sold

  Domestic distribution rights to the Partnership Films in most media, other than theatrical and home video, were licensed, pursuant to a distribution agreement (as amended, the "LDI Domestic Distribution Agreement"), by the Partnership to LDI for a term that was to expire on January 30, 1996, provided that subdistribution and other license agreements regarding such domestic distribution rights are in effect until June 26, 2001 (see Note 5. Subsequent Events to Financial Statements). As a result of various transactions, LDI's rights under the LDI Domestic Distribution Agreement are now held by TWE.
As compensation for its distribution activities under the LDI
Domestic Distribution Agreement, the distributor is entitled to receive a distribution fee equal to 17-1/2% of all gross receipts derived by it pursuant to the LDI Domestic Distribution Agreement and to recoup its distribution expenses thereunder from the first dollar of such gross receipts.

  The Partnership Films, other than American Anthem, were distributed theatrically and, with certain exceptions, non-theatrically, domestically by Twentieth Century Fox Film Corporation ("Fox"). American Anthem was distributed theatrically and in certain other media domestically by Columbia Pictures ("Columbia"). Pursuant to its distribution agreements with Fox and

Columbia, the Partnership paid all of the print and advertising costs and certain other distribution expenses in connection with the distribution of the Partnership Films by Fox and Columbia. As contemplated by the Partnership Agreement, the funds to pay for these costs were derived originally from bank financing and from advances by LDI (the outstanding amount of such bank financing and advances now being owed to TWE.)
(See "Distribution Financing.") With respect to domestic distribution subsequent to January 30, 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and
Note 5. Subsequent Events to Financial Statements.

    Distribution Financing

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

  The P&A Note and related accrued but unpaid interest became due and payable on December 31, 1990. As of December 31, 1995, the principal balance owed with respect to the P&A Note was approximately $4,985,000, and the related accrued but unpaid
interest was approximately $926,000.   As of December 31, 1995,
Lorimar had not made demand for payment in full for amounts due with respect to the P&A Note; however, Lorimar had the right to make such a demand at any time. As of December 31, 1995, the Partnership did not have sufficient liquid assets to pay the principal of the P&A Note and interest thereon in full.
(See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5. Subsequent Events to Financial Statements).

  In addition to the P&A Note, the Partnership is obligated to reimburse Lorimar for print and advertising costs and other distribution expenses advanced pursuant to the Partnership
Agreement on behalf of the Partnership by LDI (the "P&A Advances").

As of December 31, 1995, the outstanding balance of the P&A Advances owed to Lorimar was approximately $7,328,000 and related accrued but unpaid interest, computed at Chemical Bank's prime rate, was approximately $3,634,000. Lorimar has the right to declare the P&A Advances, and related interest, to be immediately due and payable. As of December 31, 1995, Lorimar had not made demand for payment of such amounts; however, Lorimar had the right to make such a demand at any time. The Partnership does not have sufficient liquid assets to pay the principal of the P&A Advances and interest thereon in full. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 5. Subsequent Events to Financial Statements).

  There is neither currently nor is it anticipated that at any time during the remaining term of the Partnership, the Partnership will have sufficient assets to pay all of its obligations with respect to both the P&A Note and the P&A Advances. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5. Subsequent Events to Financial Statements).

    Power Guarantee

  With respect to Power, pursuant to the LDI Domestic Distribution Agreement, an affiliate of the Managing General Partner had agreed to pay to the Partnership, on or before January 30, 1996, an amount generally equal to the amount by which as of January 30, 1996 (i) the sum of the Partnership's Acquisition Cost (as defined in said agreement) and the Partnership's share of the Distribution Expenses (as defined in said agreement) incurred in connection with the film exceeds (ii) the Partnership's Gross Receipts (as defined in said agreement) from the film (the "Power Guarantee"). For this purpose, Gross Receipts consists of all sums actually received with respect to Power by the Partnership pursuant to all applicable distribution agreements. Any payments received by the Partnership with respect to the Power Guarantee were to be Partnership revenues to be used for Partnership purposes in accordance with the Partnership Agreement. Accordingly, all amounts received under the Power Guarantee were to be used to satisfy obligations of the Partnership including those due to affiliates of the Managing General Partner. (See Note 5. Subsequent Events to Financial Statements).

Competition

  Motion picture production and distribution is highly competitive. Not only are there numerous producers and distributors of motion pictures in the United States and throughout the world, but there is competition with other media such as television and home video. As previously discussed, the Partnership Films are being distributed in the domestic syndication market through January 30, 1996 (see Note 5. Subsequent Events to

Financial Statements) by Warner Bros., a division of TWE, on behalf of Lorimar. Although the distribution arrangements entered into with affiliates of the Managing General Partner terminate subsequent to January 30, 1996, such agreements do not prohibit the Partnership Films from being re-released in the syndication markets in competition with other films and television programs produced or acquired by affiliates of the Managing General Partner and others; in fact, this may occur.

Item 2.  Properties.

  The Partnership does not own or lease any property. The Partnership's principal place of business and administrative office is at 4000
Warner Boulevard, Bldg. 2, Room 109, Burbank, California 91522.

Item 3.  Legal Proceedings.

     A purported class action lawsuit on behalf of a class of all persons who are or have been holders of limited partnership interests was filed on May 22, 1991 in the Superior Court of California for Los Angeles County. Named as defendants were Lorimar Motion Picture Management, Inc.; Lorimar Telepictures Corporation; Prudential Securities Incorporated; and Prudential-Bache Properties, Inc. (Tillman, et al. v. Lorimar Motion Picture Management, Inc., et al., Case No. BC 028964, L.A. Co. Sup. Ct.). The original complaint charged defendants with fraud, negligence, and breach of fiduciary duty in connection with the offering of the Units and breach of fiduciary duty in connection with the operation of the Partnership. The plaintiffs sought compensatory and punitive damages in an unspecified amount and an accounting. The General Partners had advised the Partnership that they intended to defend the case vigorously. Certain of the charges made in the complaint were similar to charges made in litigation entitled Galloway v. Lorimar Motion Picture Management, Inc., et al., filed in the courts of the State of Ohio. Certain of those charges were dismissed on the merits and the dismissal was affirmed on appeal.

     A demurrer seeking dismissal of the complaint was filed by the defendants in 1991 and, on May 3, 1994, the Tillman court sustained this demurrer. The court ruled that the complaint was insufficient as a matter of law with respect to all claims arising from the public offering of the Units in 1985 and 1986. The court did not permit amendment of those claims. The court also sustained the demurrer challenging the sufficiency of plaintiffs' claims that the General Partners breached certain fiduciary duties under the Partnership
Agreement in connection with their operation of the Partnership, but granted plaintiffs' counsel an opportunity to amend those claims to attempt to state a cause of action. An amended complaint for breach of fiduciary duty was filed on June 2, 1994, naming only the General
Partners as defendants.  The General Partners filed a demurrer to the amended complaint, together with
a motion for summary adjudication that the specific conduct
challenged in the amended complaint was undertaken by the
General Partners in conformance with the terms and requirements of the Partnership Agreement.  A hearing on these matters
was held on August 3, 1994, and on November 1, 1994, the court sustained the General Partners' demurrer on the basis that
the amended complaint failed to state a claim upon which relief may be granted. The court gave plaintiffs leave to file an amended complaint for breach of fiduciary duty and, for this reason, defendants' motion for summary judgment was denied without prejudice.
On January 18, 1995, plaintiffs served their second amended complaint on the defendants. The second amended complaint asserts claims for alleged breaches of the Partnership Agreement and breaches of fiduciary duty by defendants. Plaintiffs seek damages in an unspecified amount but in excess of $500,000. On March 24, 1995, defendants filed an answer to the second amended complaint, denying the allegations therein and asserting several
affirmative defenses.  Defendants  filed a summary judgment
motion on April 18, 1995, and a hearing took place on May 24,
1995.  On June 12, 1995, the court granted defendants' motion for summary judgment insofar as it sought dismissal of all claims made as a class action on behalf of Unitholders individually.
However, the court permitted the action to proceed as a derivative action by plaintiffs on behalf of the Partnership.  Pursuant to the court's order, plaintiffs again amended their complaint to seek on behalf of the Partnership recovery from the General
Partners of allegedly improperly high fees and interest paid to certain banks which provided P&A Financing to the Partnership. Plaintiffs allege that defendants breached their fiduciary duties by permitting payment of such excess fees and interest and, in the complaint, estimate the allegedly excess fees and interest to exceed $500,000.  Defendants continue to assert
that their actions were entirely proper under the law
and the terms of the Limited Partnership Agreement and that
the Partnership did not pay any excess or improper fees or
interest to the banks.  The Partnership has been advised that the General Partners intend to defend the action vigorously.  In
December 1995, Prudential-Bache Properties, Inc. was dismissed voluntarily by plaintiffs.  Nevertheless, preliminary discussions have been conducted between plaintiff and the Managing General
Partner regarding the possibility of presenting to the
court for its approval a settlement which would reflect the
size of the claim, the relative positions of the parties, and
the costs of continued litigation.    The terms which have been
agreed upon in principle would involve a reduction of certain of the debt owed by the Partnership to the Managing General
Partner and affiliates and payment, in part, of attorneys' fees to plaintiffs' counsel by the Managing General Partner.
That agreement is subject to documentation and court approval.

  Prudential Securities Incorporated ("PSI"), certain of its present and former employees, the Managing General Partner and the former Co-General Partner, among others, have been named defendants in a putative class action filed in U.S. District Court for the Southern District of New York, entitled In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL 1005). Two former officers and the parent company of the Managing General
Partner were also named as defendants, and the Managing General
Partner has undertaken their defense. (Hereinafter, these additional defendants and the Managing General Partner are sometimes referred to collectively as "the Lorimar Organization Defendants.") The consolidated complaint, which was filed on June
8, 1994, consolidates complaints previously filed in actions in several federal district courts around the country that were transferred to the Southern District of New York by order of the Judicial Panel on Multidistrict Litigation in April 1994. None of the Lorimar Organization Defendants were named as defendants in any of the transferred actions. The consolidated complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations
Act ("RICO Act"), fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts, breach of implied covenants and violations of New Jersey statutes in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of: rescission of the purchase of securities, and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested, less cash distributions; compensatory damages; consequential damages; treble damages for defendants' alleged RICO violations (both federal and New Jersey); general damages for all alleged injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their allegedly unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper. The Partnership is listed in the consolidated complaint as being among the limited partnerships at issue in the case.
On September 29, 1994, plaintiffs filed a motion to deem each of the constituent complaints (in which the Lorimar Organization Defendants were not named) amended to conform to the consolidated complaint. The Managing General Partner opposed the motion. A hearing was held on November 21, 1994 and on November 28, 1994, the court granted plaintiffs' motion. As a result, the Lorimar Organization Defendants are deemed to be defendants in each of the constituent actions, as well as in the consolidated action. On October 31, 1994, the Managing
General Partner filed a motion to dismiss the consolidated complaint
(and each of the constituent actions) with respect to the Lorimar Organization Defendants. The hearing on the motion, originally expected in January 1995, was postponed indefinitely by the court, and the parties are awaiting a new hearing date. On December 20, 1994, PSI, along with various other defendants, moved to dismiss the entire consolidated complaint.

     By order dated August 29, 1995, the court granted plaintiffs' motion for temporary class certification, preliminarily approved a settlement entered into between plaintiffs, the former Co-General Partner and PSI, scheduled a fairness hearing for November 17, 1995, approved the form and content of the notice to class members and directed that it be provided to class members. The settlement was approved by the court at the fairness hearing. The full amount due under the settlement agreement has been paid by PSI.

     Subsequent to the announcement of the Prudential settlement, the Lorimar defendants held settlement negotiations with counsel for the class. Counsel for the class and the Lorimar defendants have agreed in principle to the settlement of all class claims against the Lorimar defendants in exchange for payment by the Lorimar defendants of $400,000, the allocation of which will be provided in the settlement documents. That agreement in principle is subject to agreement on appropriate documentation and to court approval. Upon submission of the agreed upon documentation to the Court, it is expected that the Court would schedule a hearing for approval and direct notice to be given to the class regarding the terms of the settlement and their procedural rights. In connection with, and as a condition to, the proposed settlement between the plaintiffs and the Lorimar defendants, the Managing General Partner will require an agreement between it and the former Co-General Partner regarding certain outstanding matters, including mutual releases, involving them and their affiliates.

     The Partnership is not aware of any legal proceedings that name the Partnership as a defendant. Neither the Tillman nor the MDL litigation described above name the Partnership as a defendant. The Partnership Agreement provides for indemnification of the General Partners and their affiliates under certain circumstances. The indemnification excludes damages assessed against a General Partner for violation of securities laws, the RICO Act or fraud.


Item 4.   Submission of Matters to a Vote of Security Holders.

  None

                                   PART II

Item 5.  Market for Registrant's Common Equity and
Related Stockholder Matters.

  There is no established public trading market for the Units or for the limited partnership interests into which the Units are convertible.

  Holders of Units have the right to convert their Units into limited partnership interests. As of December 31, 1995, no Units had been so converted.

  As of March 1, 1996, there were 6,898 holders of Units, holding an aggregate of 33,854 Units.

  The Partnership has made cash distributions to Unitholders from minimum guarantee receipts less management fees and general and administrative expenses as follows:

                                                Amount  Percentage of
                                                  Per     Original
                                     Amount       Unit   Investment
September 12, 1986                $ 1,520,045   $ 44.90    4.490%
December 19, 1986                   1,223,484     36.14    3.614
March 26, 1987                        517,458     15.29    1.529
August 7, 1987                      1,210,775     35.76    3.576
November 3, 1987                      702,426     20.75    2.075
May 9, 1989                         1,491,496     44.06    4.406
July 11, 1989                         775,693     22.91    2.291
October 13, 1989                    1,877,046     55.45    5.545
January 23, 1990                    1,033,565     30.53    3.053
March 20, 1990                      1,970,689     58.21    5.821
June 13, 1990                         723,587     21.37    2.137
                                  -----------   -------   ------
Total                             $13,046,264   $385.37   38.537%

  No distributions have been made since June 13, 1990. All mandatory distributions relating to minimum guarantees have been made and there will be no further mandatory distributions. (See "Management's Discussion and Analysis of Financial Condition and Results of Operation.")

  Under certain circumstances, provisions of the Revised Uniform Limited Partnership Act of the State of Delaware prohibit Delaware limited partnerships, such as the Partnership, from making distributions to its partners.

Item 6.  Selected Financial Data.

                      Twelve Months Twelve Months  Twelve Months  Twelve Months   Twelve Months
                          Ended         Ended          Ended          Ended          Ended
                      December 31,  December 31,   December 31,   December 31,    December 31,
                          1995          1994           1993            1992           1991
Film Revenues         $    65,154   $    186,549   $    120,230   $    555,392   $    765,147

Net Loss              $(1,607,482)  $ (1,219,446)  $ (1,053,759)  $   (991,247)  $ (1,214,986)

Net Loss per
Limited Partner Unit  $    (23.74)  $     (18.01)  $     (15.56)  $     (14.63)  $     (18.00)

Total Assets          $11,685,625   $ 11,921,438   $ 12,200,112   $ 12,566,944   $ 13,175,684

Total
Liabilities           $17,692,933   $ 16,321,264   $ 15,380,492   $ 14,693,565   $ 14,311,058

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

  The Partnership's ability to continue to operate at the present time is due exclusively to Lorimar's forbearance with respect to the Partnership's obligations which are currently due and owing to Lorimar and its affiliates principally, as of the date hereof, under the P&A Advances. (See Item 1. "Business-Distribution Financing".) The Partnership has no assurance that Lorimar will not make demand at any time with respect to the P&A Advances.  The Partnership has neither sufficient liquid assets nor total assets to pay its current liabilities. As of December 31, 1995, the Partnership's current assets were $1,188,809 and its total assets were $11,685,625, while the Partnership's liabilities (all of which were current) were
$17,692,933, of which $17,374,018 constituted the amounts owed with respect to the P&A Note and the P&A Advances and other sums to Lorimar
and its affiliates.   However, on January 30, 1996, in full satisfaction
of the Power Guarantee, the Power Guarantee was offset against the full amount of principal and interest owed with respect to the P&A Note plus the interest and a portion of the principal due with respect to the P&A Advances, resulting in a remaining principal balance of the P&A Advances, as of that date, of $7,151,604 (see Note 5. Subsequent Events to Financial Statements). In the event Lorimar demands payment of the balance of the P&A Advances and the Partnership does not satisfy payment thereof in full, Lorimar will have all of its rights under applicable agreements and law, including the right ultimately to proceed against the Partnership's assets (see Note 5. Subsequent Events to Financial Statements). In recognition of the Partnership's financial condition, the independent auditors report issued in connection with the Partnership's financial statements for the year ended December
31, 1995 contains an explanatory paragraph regarding the substantial doubt of the ability of the Partnership to continue as a going concern.

  Even if Lorimar continues to forebear on the principal of the P&A Advances and merely requires current satisfaction of interest, the Managing General Partner believes that the Partnership will continue to incur net operating losses on an annual basis through 1996. These losses are anticipated to result from the fact that the only significant source of Partnership revenue which is anticipated during this period is domestic syndication revenue under existing distribution agreements (which is estimated to aggregate approximately $60,000 through June 26, 1996 (see description of MGP Option below), before deducting fees and expenses), and it is anticipated that this revenue will be less than the Partnership's aggregate annual interest expense (net of interest income) with respect to the P&A Advances during this period. Further, the general and administrative expenses of the Partnership will continue to increase net losses in the future.

  In January 1996, the Partnership's distribution agreements which are currently in effect expired. Therefore, subject to the subdistribution, other license and sell-off rights under those agreements (see Item 1. "Business-Film Distribution/
Distribution Financing"), upon the expiration of those distribution agreements, the Partnership would have no agreements in effect in order to exploit the Partnership Films (see Note 5. Subsequent Events to Financial Statements). Accordingly, receipt of any future distribution or licensing revenue will depend upon the ability of the Managing
General Partner, on behalf of the Partnership, to enter into new distribution or licensing agreements with respect to the Partnership Films. Moreover, any revenue received under the existing foreign and home video distribution agreements would be subject to recoupment of the minimum guarantees under the Foreign Distribution Agreement and the Home Video Agreement. The Managing General Partner believes that the Partnership will be unable to enter into distribution or license agreements with respect to the Partnership Films in any media other than worldwide television syndication, to the extent not already licensed. Based on the above analysis by the Managing General Partner, the Managing General Partner does not believe that any such distribution arrangements, after recoupment of fees and expenses, would provide income to the Partnership sufficient to satisfy all of the Partnership's obligations.

  The Managing General Partner believes that the fair market value of the Partnership's assets will be less than the amount of the Partnership's current liabilities throughout the remaining term of the Partnership. Accordingly, the Managing General Partner believes that the Partnership will be unable to fully satisfy the P&A Advances and that the Partnership will be unable to make any further distributions to the Unitholders.

  As a result of the minimum guarantees, approximately 39% of Unitholders' original capital contributions have been returned through Partnership distributions. All mandatory distributions relating to minimum guarantees have been made and there will be no further distributions to the Unitholders.

  Pursuant to the Partnership Agreement, at any time after June
26, 1996, the Managing General Partner has the right (the "MGP
Option") to purchase the Partnership Films and the Rights (as defined in the Partnership Agreement) at their Appraised
Fair Market Value (as defined in and determined pursuant to the Partnership Agreement). Based on the Managing General
Partner's judgments as to the inability of the Partnership to derive further exploitation revenue from the Partnership Films, the Managing General Partner believes that the purchase price under the MGP

Option would be insufficient to satisfy all of the Partnership's liabilities.

  In lieu of purchasing the Partnership Films and the Rights, as part of the MGP Option, the Managing General Partner also has the option from and after June 26, 1996 to purchase the Depositary Units and Limited Partnership Interests for an amount equal to the amount that the Unitholders and Limited Partners would be entitled to receive if the Managing General Partner had exercised the MGP Option and thereupon the Partnership was liquidated and dissolved.

  Based on the above analysis of estimated future Partnership revenue, in the event of the exercise of the MGP Option and upon the subsequent liquidation and dissolution of the Partnership, there would be no amounts payable to the Unitholders or the Limited Partners and no amounts payable to them as the purchase price for their Units or Limited Partnership Interests if the Managing General Partner elects to purchase the same pursuant to the MGP Option. The Managing General Partner has indicated to the Co-General Partner that it is its current intention to exercise the MGP Option, but it has no obligation to do so.

Results of Operations

  The results of operations are not necessarily comparable from year to year since the Partnership's income is determined by exploitation of its four films in the various media of the exploitation cycle (i.e. theatrical, home video, pay television, non-theatrical, network television, and domestic syndication).

  The domestic theatrical release dates for Power, American Anthem, The Boy Who Could Fly and The Morning After were January 1986, June 1986, September 1986, and December 1986, respectively. The Partnership has recorded the majority of the revenue which it expects to recognize over the life of its films. During the years ended December 31, 1995, 1994 and 1993 revenues (net of distribution fees and costs) were recorded from the following media (in thousands):

                                          Year Ended December 31,
                                  1995              1994              1993
      Domestic syndication      $    54          $    119           $   107
      Other                          11                68                13
      Total                     $    65          $    187           $   120

  Of the revenues (net of distribution fees and costs) recorded during the year ended December 31, 1995 the entire amount was used to reduce the amount due to Lorimar related to the P&A Note and the P&A Advances and to an affiliate of the Managing General Partner for residual costs.

  Pursuant to the LDI Domestic Distribution Agreement, the distributor for the domestic syndication market, which is an affiliate of the Managing General Partner, has entered into sublicense agreements pursuant to which American Anthem and The Morning After commenced exploitation in this market in 1990, The Boy Who Could Fly did so in 1991 and Power did so in 1992. Any Partnership revenues from the domestic syndication market has been and will continue to be applied first to reduce the amounts contractually due Lorimar for the P&A Note and the P&A
Advances (see Note 5. Subsequent Events to Financial Statements).

  Interest expense accruing at any time is based on the then outstanding balance of the P&A Note and the P&A Advances. Although there have been no new borrowings since March 1988, accrued but unpaid interest has been added to the outstanding balance
(see Note 5. Subsequent Events to Financial Statements).

  Expenses related to maintaining the Partnership will continue until termination of the Partnership. If the Partnership cash were applied in full to the obligations due to Lorimar and its affiliates, there would be insufficient cash to fund ongoing Partnership expenses.

Item 8.   Financial Statements and Supplementary Data.

                        LORIMAR FILM PARTNERS L.P.
                      INDEX TO FINANCIAL STATEMENTS


                                                           PAGE NO.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS             20
BALANCE SHEETS - DECEMBER 31, 1995 AND DECEMBER 31, 1994      21

STATEMENTS OF OPERATIONS -
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993                  22

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT) -
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993                  23

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993                  24

NOTES TO FINANCIAL STATEMENTS                            25 - 35

Schedules are omitted as such are not required.

                   Report of Independent Auditors

The Partners
Lorimar Film Partners L.P.

We have audited the accompanying balance sheets of Lorimar Film
Partners L.P., a Delaware limited partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lorimar Film Partners L.P. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Partnership's assets are insufficient to satisfy payment of its liabilities, raising substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ernst & Young LLP
Ernst & Young LLP

Los Angeles, California
March 4, 1996

                   LORIMAR FILM PARTNERS L.P.
                       BALANCE SHEETS
           DECEMBER 31, 1995 AND DECEMBER 31, 1994

                                              December 31,  December 31,
ASSETS:                                          1995           1994
Current Assets:

   Cash and cash equivalents                  $ 1,188,809    $ 1,366,210

          Total current assets                  1,188,809      1,366,210

Film costs, net                                10,496,816     10,555,228

          Total Assets                        $11,685,625    $11,921,438

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:

   Amounts due Managing General Partner
      and affiliates                          $17,374,018    $15,993,325
   Amounts due Co-General Partner                 249,315        254,056
   Accrued expenses                                69,600         73,883

             Total current liabilities         17,692,933     16,321,264

             Total Liabilities                 17,692,933     16,321,264

Commitments & Contingencies

Partners' Capital (Deficit):

   Limited Partners                            (5,739,702)    (4,936,006)
   Managing General Partner                         7,383        811,169
   Co-General Partner                            (274,989)      (274,989)

          Total Partners' Capital (Deficit)    (6,007,308)    (4,399,826)

          Total Liabilities and
             Partners' Capital (Deficit)      $11,685,625    $11,921,438

See accompanying notes to Financial Statements.

                      LORIMAR FILM PARTNERS L.P.
                      STATEMENTS OF OPERATIONS
             YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                               Year Ended December 31,
                                      1995                1994              1993
Revenues:

  Film revenues                     $    65,154       $   186,549        $ 120,230
  Interest income                        70,275            55,560           47,786
    Total revenues                      135,429           242,109          168,016

Expenses:

  Amortization of film costs and
    other direct costs                   59,594           146,781           95,717
  Interest expense                    1,443,362         1,085,309          863,024
  General and administrative            238,000           223,867          259,427
  Management fees                         1,955             5,598            3,607

    Total expenses                    1,742,911         1,461,555        1,221,775

    Net loss                        $(1,607,482)      $(1,219,446)     $(1,053,759)

Allocation of Net Loss:

  Limited Partners                  $  (803,696)      $  (609,827)     $  (526,784)

  General Partners                  $  (803,786)      $  (609,619)     $  (526,975)


Net loss per
  unit of limited partnership
  interest                          $    (23.74)      $    (18.01)     $    (15.56)

   See accompanying notes to Financial Statements.

                         LORIMAR FILM PARTNERS L.P.
                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                  LIMITED                    MANAGING
                                  PARTNERS    LIMITED        GENERAL      CO-GENERAL
                                  UNITS       PARTNERS       PARTNER      PARTNER         TOTAL
Partners' capital (deficit)
December 31, 1992                  33,854   $(3,799,395)   $1,947,763    $(274,989)     $(2,126,621)

Net Loss                                       (526,784)     (526,975)          0        (1,053,759)

Partners' capital (deficit)
December 31, 1993                  33,854    (4,326,179)    1,420,788     (274,989)      (3,180,380)

Net loss                                       (609,827)     (609,619)          0        (1,219,446)

Partners' capital (deficit)
December 31, 1994                  33,854    (4,936,006)      811,169     (274,989)      (4,399,826)

Net loss                                       (803,696)     (803,786)          0        (1,607,482)

Partners' capital (deficit)
December 31, 1995                  33,854   $(5,739,702)   $    7,383    $(274,989)     $(6,007,308)

   See accompanying notes to Financial Statements.

                              LORIMAR FILM PARTNERS L.P.
                               STATEMENTS OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                        Year Ended December 31,
                                                 1995           1994           1993
Cash flows from operating activities:

  Net loss                                   $ (1,607,482)   $(1,219,446)   $(1,053,759)

  Adjustments to reconcile net loss
   to cash provided by operations:
    Amortization of film costs                     58,412        143,983         88,062
    Changes in balance sheet accounts:
       Amounts due Managing General Partner
          and affiliates                        1,445,847      1,091,838        873,084
       Accrued expenses                           ( 4,283)        19,160        (64,932)
       Amounts due to Co-General Partner          ( 4,741)        16,323           (995)

  Net cash (used in) provided by operations      (112,247)        51,858       (158,540)

Cash flows used in financing activities:

  Repayments of borrowings from Managing
    General Partner and affiliates                (65,154)      (186,549)      (120,230)

Decrease in cash                                 (177,401)      (134,691)      (278,770)

Cash and cash equivalents at beginning of
  year                                          1,366,210      1,500,901      1,779,671

Cash and cash equivalents at end of year      $ 1,188,809    $ 1,366,210    $ 1,500,901

  See accompanying notes to Financial Statements.

                         LORIMAR FILM PARTNERS L.P.
                       NOTES TO FINANCIAL STATEMENTS
Note 1. Organization:

     Lorimar Film Partners L.P., a Delaware limited partnership ("the
Partnership"), was organized in October 1985.   The  Partnership  is
engaged in the exploitation of four full-length  theatrical motion
pictures.   Since June 16, 1992, Lorimar Motion Picture Management,
Inc., the Managing General Partner, has been a wholly-owned subsidiary of Warner Communications Inc. ("WCI") as a result of the merger of Lorimar Telepictures Corporation ("Lorimar") into WCI. On June 30, 1992 WCI contributed certain of Lorimar's former assets (excluding the stock of the Managing General Partner) to Time Warner Entertainment Company, L.P., a limited partnership ("TWE"), of which WCI is a general partner. All references in these notes to Lorimar for all periods prior to June 26, 1992 are intended to refer to Lorimar, for the period from June 26, 1992 through June 30, 1992 are intended to refer to WCI, and for all periods after June 30, 1992 are intended to refer to TWE. WCI is a wholly-owned subsidiary of Time Warner Inc. Prudential-Bache Properties, Inc., a wholly-owned subsidiary of Prudential Securities Group Inc., is the Co-General Partner. Prudential Securities Group Inc. has given notice of its withdrawal as Co-General Partner and, effective as of March 22, 1996, it will cease to be a General Partner and will become a Special Limited
Partner (see Note 5. Subsequent Events). Any references made to Limited Partners within the financial statements means the same as Unitholders.

Note 2.  Summary of Significant Accounting Policies:

Revenues and Film Costs:

     The Partnership acquired four motion pictures in 1986 for initial exhibition in domestic theaters followed by distribution in the domestic home video, pay cable, basic cable, broadcast network and syndicated television markets, as well as applicable foreign markets. Generally, distribution to the theatrical, home video and pay cable markets was completed within eighteen months of initial release. Substantially all of the revenues recorded during the three year period ended December 31, 1995 resulted from syndicated television license agreements, which are recognized as royalty statements are received from the distributor.

     Film costs, which included costs to acquire the films and deferred prints and advertising costs, are stated at estimated net realizable value determined on an individual film forecast basis. The cost of each individual film is amortized based on the roportion that current revenues from the film bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full.

     Costs of the released films were allocated between current and non-current assets based on the estimated future revenue from their primary and secondary markets. The primary markets for feature films are the theatrical, video and pay cable television markets; the secondary markets are the network television, basic cable and domestic and foreign syndication markets.

     As of December 31, 1995, based upon the Partnership's estimate of remaining ultimate revenue, including proceeds under the Power guarantee (see Note 3), the remaining unamortized balance of film costs will be amortized over the remaining terms of the distribution agreements.
As of December 31, 1995, the net carrying value of Power was $9,840,486, which is to be recouped by the end of January 1996 principally from the receipt of the Power guarantee (see Note 3).

Cash Equivalents:

  The Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes:

     No provision has been made for federal income taxes in the accompanying financial statements since all income and losses will be allocated to the partners for inclusion in their respective tax returns.

  The Partnership has reported for the years ended December 31, 1995, 1994 and 1993, net losses for federal income tax purposes (tax basis) of $1,632,448, $1,235,500 and $1,045,479 respectively. Differences between financial statement net losses and tax basis net losses are generally due to the timing of revenues and distribution costs recognition and the resulting differential in the related amortization of motion picture costs and the recognition of management fees.

Unitholders' Capital:

  At December 31, 1995 , the Unitholders had a deficit capital account balance of $5,739,702. Under the Partnership Agreement and the Delaware Revised Uniform Limited Partnership Act, the fact that the Limited Partners have a deficit capital account balance does not impose any liability upon the Unitholders.

Net loss per Depositary Unit of Limited Partnership Interest ("Unit"):

     Net loss per Unit was computed by dividing the Limited Partners' share of net loss by the weighted average number of Units outstanding during the period. The weighted average number of Units was 33,854 for the years ended December 31, 1995, 1994 and 1993.

Note 3.  Transactions with General Partners and Affiliates:

     The Partnership purchased the rights to four motion picture films
by paying the budgeted production costs of each film.   All Partnership
films have been completed. The Partnership has reimbursed the Managing General Partner and its affiliates for the budgeted production costs of these films. Partnership funds were insufficient to pay the full budgeted cost of acquiring The Morning After; therefore, the Limited Partners' interest in that film was reduced in proportion to their contribution with the balance provided by an additional capital contribution by the Managing General Partner to the
Partnership of  approximately  $2,675,000.   The Limited and
Managing General Partners' investment shares in The Morning After are 42.66% and 57.34%, respectively. The Partnership's capital contributions have been fully invested; reinvestment of operating cash flows in additional films will not occur.

    The  Partnership  Agreement  provides   for   allocations  of
net income and distributions of 49.5% to the Limited Partners and 50.5% to the General Partners, except with respect to The Morning
After.    Generally, net  loss  is allocated 50% to the Limited
Partners and 50% to the Managing General Partner. In addition, the Partnership is obligated to the General Partners for the following:

a. A management fee equal to 3% of the Partnership's share of gross receipts (see Note 5).

b. Mandatory distributions that are payable to the partners to the extent minimum guarantees are received in excess of estimated general and administrative expenses and management fees.

c.   Reimbursement of other costs and expenses.

  With respect to Power, pursuant to the LDI Domestic Distribution Agreement, an affiliate of the Managing General Partner has agreed to pay to the Partnership, on or before January 30, 1996, an amount generally equal to the amount by which as of January 30, 1996 (i) the sum of the Partnership's Acquisition Cost (as defined in said agreement) and the Partnership's share of the Distribution Expenses (as defined in said agreement) incurred in connection with the film exceeds (ii) the Partnership's Gross Receipts (as defined in said agreement) from the film (the "Power

Guarantee"). For this purpose, Gross Receipts consists of all sums actually received with respect to Power by the Partnership pursuant to all applicable distribution agreements. Any payments received by the Partnership with respect to the Power Guarantee will be Partnership revenues to be used for Partnership purposes in accordance with the Partnership Agreement. Accordingly, all amounts received under the Power Guarantee will be used to satisfy obligations of the Partnership including those due to affiliates of the Managing General Partner (see Note 5. Subsequent Events).

      Foreign distribution in all media and domestic home video distribution of Partnership Films was originally licensed to Lorimar Distribution International, Inc. and Karl Lorimar
Home Video, Inc., respectively, both affiliates of the Managing General Partner. The licenses were for minimum guaranteed payments equal to 30% and 20%, respectively, of the Partnership's contribution to each film's budget or cost of production, whichever is less. The foreign distribution and domestic home video distribution arrangements were assigned to other affiliates of the Managing General Partner in January 1989 and June 1988, respectively. As a result of various transactions, the foreign distribution and domestic home video distribution rights are now held by TWE. All minimum guarantees related to foreign distribution and domestic home video distribution have been recorded and received by the Partnership. Under the Partnership Agreement, these minimum guarantees were required to be distributed to the partners as mandatory distributions after deduction for management fees and general and administrative expenses. All mandatory distributions relating to minimum guarantees have been made and there will be no further mandatory distributions attributable to minimum guarantees in the future.

     The Managing General Partner, the Co-General Partner and their affiliates have charged to the Partnership the following Partnership expenses (excluding management fees) incurred by them:

                                   Year ended December 31, 1995
                              Managing
                             General         Co-General
                             Partner           Partner        Total
Interest                    $1,443,362       $        0   $1,443,362
General and administrative      60,000           28,524       96,039

                            $1,503,362       $   28,524   $1,539,401

                                    Year ended December 31, 1994
                             Managing
                             General         Co-General
                             Partner           Partner        Total
Interest                    $1,085,309       $        0    $1,085,309
General and administrative      60,000           43,960       103,960

                            $1,145,309       $   43,960    $1,189,269

                                   Year ended December 31, 1993
                             Managing
                             General         Co-General
                             Partner           Partner        Total
Interest                    $  863,024       $        0    $  863,024
General and administrative      60,000           39,427        99,427

                            $  923,024       $   39,427   $   962,451

     Amounts due to the Managing General Partner and affiliates and to the Co-General Partner are comprised of the following:

                              December 31, 1995          December 31, 1994
                          Managing                    Managing
                          General       Co-General    General     Co-General
                          Partner         Partner     Partner       Partner
Notes and advances for
 prints and advertising,
 including interest       $16,872,576    $      0     $15,493,187   $      0
Management fee and other      501,442     249,315         500,138    254,056
                          $17,374,018    $249,315     $15,993,325   $254,056

  Interest paid to the Managing General Partner and affiliates is:

                                            Year Ended December 31,
                                   1995               1994              1993
        Interest paid          $    63,972        $   183,751       $   112,575

    Under a Credit, Guaranty and Security Agreement dated as of June 6, 1986 (the "Credit Agreement"), the Partnership obtained a revolving credit facility in the amount of up to $30,000,000 from a group of banks to finance print and advertising costs for the Partnership Films. The terms of the Credit Agreement provided for the payment of interest quarterly at a rate equal to 1 1/2% (2 1/2% in the case of default) over Chemical Bank's prime rate plus commitment fees and agency fees.
Lorimar made a payment to the banks on July 31, 1987 of approximately $11,753,000, which was the then outstanding balance of the principal and interest plus fees under the Credit Agreement, and, pursuant to an agreement dated November 1, 1988, in consideration of such payment and certain indemnities by Lorimar, the banks assigned to Lorimar all of their interest in the Credit Agreement, the Partnership's notes made thereunder (collectively, the "P&A Note"), the related agreements and, with certain exceptions, the Collateral (as defined in the Credit Agreement). Lorimar has not charged the Partnership any commitment fees or agency fees and charges interest to the Partnership on the P&A Note at Chemical Bank's prime rate.

    The P & A Note and related accrued but unpaid interest became due and payable on December 31, 1990. As of December 31, 1995, the principal balance owed with respect to the P&A Note was approximately $4,985,000, and the related accrued but unpaid interest was approximately $926,000.
As of December 31, 1995, Lorimar had not made demand for payment in full for amounts due with respect to the P&A Note; however, Lorimar had the right to make such a demand at any time. As of December 31, 1995, the Partnership did not have sufficient liquid assets to pay the principal of the P&A Note and interest thereon in full (see Note 5. Subsequent Events).

    In addition to the P&A Note, the Partnership is obligated to reimburse Lorimar for print and advertising costs and other distribution expenses advanced pursuant to the Partnership Agreement on behalf of the Partnership by LDI (the "P&A Advances"). As of December 31, 1995, the outstanding balance of the P&A Advances owed to Lorimar was approximately $7,328,000 and related accrued but unpaid interest, computed at Chemical Bank's prime rate, was approximately $3,634,000. Lorimar has the right to declare the P&A Advances, and related interest, to be immediately due and payable. As of December 31, 1995, Lorimar had not made demand for payment of such amounts; however, Lorimar had the right to make such a demand at any time. The Partnership does not have sufficient liquid assets to pay the principal of the P&A Advances and interest thereon in full (see Note 5. Subsequent Events).

    All amounts due to the Managing General Partner and its affiliates have been classified as current liabilities.

    Neither currently nor at any time over the remaining term of the Partnership is it anticipated that the Partnership will have sufficient liquid assets to pay the principal plus interest on both the P&A Note and the P&A Advances.

    The Partnership maintains a checking account and an interest-earning mutual fund account. The interest-earning account is managed by an affiliate of the Co-General Partner. The interest rate earned on funds fluctuates daily and approximated 5.5% during the year ended December 31, 1995. Interest earned on this account was $70,275, $55,560 and $47,786 for the years ended December 31, 1995, 1994 and 1993, respectively.

    As of December 31, 1995, Prudential Securities Incorporated, an affiliate of the Co-General Partner, owned 113 Units.

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

     A demurrer seeking dismissal of the complaint was filed by the defendants in 1991 and, on May 3, 1994, the Tillman court sustained this demurrer. The court ruled that the complaint was insufficient as a matter of law with respect to all claims arising from the public offering of the Units in 1985 and 1986. The court did not permit amendment of those claims. The court also sustained the demurrer challenging the sufficiency of plaintiffs' claims that the General Partners breached certain fiduciary duties under the

Partnership Agreement in connection with their operation of the Partnership, but granted plaintiffs' counsel an opportunity to amend those claims to attempt to state a cause of action. An amended complaint for breach of fiduciary duty was filed on June 2, 1994, naming only the General
Partners as defendants. The General Partners filed a demurrer to the amended complaint, together with a motion for summary adjudication that the specific conduct challenged in the amended complaint was undertaken by the General Partners in conformance with the terms and requirements of the Partnership Agreement. A hearing on these matters was held on August 3, 1994, and on November 1, 1994, the court sustained the General Partners' demurrer on the basis that the amended complaint failed to state a claim upon which relief may be granted. The court gave plaintiffs leave to file an amended complaint for breach of fiduciary duty and, for this reason, defendants' motion for summary judgment was denied without prejudice. On January 18, 1995, plaintiffs served their second amended complaint on the defendants. The second amended complaint asserts claims for alleged breaches of the Partnership Agreement and breaches of fiduciary duty by defendants. Plaintiffs seek damages in an unspecified amount but in excess of $500,000. On
March 24, 1995, defendants filed an answer to the second amended complaint, denying the allegations therein and asserting several affirmative defenses. Defendants filed a summary judgment motion on April 18, 1995, and a hearing took place on May 24, 1995. On
June 12, 1995, the court granted defendants' motion for summary judgment insofar as it sought dismissal of all claims made as a class action on behalf of Unitholders individually. However, the court permitted the action to proceed as a derivative action by plaintiffs on behalf of the Partnership. Pursuant to the court's order, plaintiffs again amended their complaint to seek on behalf of the Partnership recovery from the General Partners of allegedly improperly high fees and interest paid to certain banks which provided
P&A Financing to the Partnership. Plaintiffs allege that defendants breached their fiduciary duties by permitting payment of such excess fees and interest and, in the complaint, estimate the allegedly excess fees and interest to exceed $500,000. Defendants continue to assert that their actions were entirely proper under the law and the terms of the Limited Partnership Agreement and that the Partnership did not pay any excess or improper fees or interest to the banks. The Partnership has been advised that the General
Partners intend to defend the action vigorously.  In
December 1995, Prudential-Bache Properties, Inc. was dismissed voluntarily by plaintiffs. Nevertheless, preliminary discussions have been conducted between plaintiff and the Managing General
Partner regarding the possibility of presenting to the court for its approval a settlement which would reflect the size of the claim, the relative positions of the parties, and the costs of continued litigation. The terms which have been agreed upon in principle would involve a reduction of certain of the debt owed by the Partnership to the Managing General Partner and affiliates and payment, in part, of attorneys' fees to plaintiffs' counsel by the Managing General Partner. That agreement is subject to documentation and court approval.

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

     By order dated August 29, 1995, the court granted plaintiffs' motion for temporary class certification, preliminarily approved a settlement entered into between plaintiffs, the Co-General Partner and PSI, scheduled a fairness hearing for November 17, 1995, approved the form and content of the notice to class members and directed that it be provided to class members. The settlement was approved by the court at the fairness hearing. The full amount due under the settlement agreement has been paid by PSI.

     Subsequent to the announcement of the Prudential settlement, the Lorimar defendants held settlement negotiations with counsel for the class. Counsel for the class and the Lorimar defendants have agreed in principle to the settlement of all class claims against the Lorimar defendants in exchange for payment by the Lorimar defendants of $400,000, the allocation of which will be provided in the settlement documents. That agreement in principle is subject to agreement on appropriate documentation and to court approval. Upon submission of the agreed upon documentation to the Court, it is expected that the Court would schedule a hearing for approval and direct notice to be given to the class regarding the terms of the settlement and their procedural rights. In connection with, and as a condition to, the proposed settlement between the plaintiffs and the Lorimar defendants, the Managing General Partner will require an agreement between it and the Co-General Partner regarding certain outstanding matters, including mutual releases, involving them and their affiliates.

     The Partnership is not aware of any legal proceedings that name the Partnership as a defendant. Neither the Tillman nor the MDL litigation described above name the Partnership as a defendant. The Partnership Agreement provides for indemnification of the General Partners and their affiliates under certain circumstances. The indemnification excludes damages assessed against a General Partner for violation of securities laws, the RICO Act or fraud.

Note 5.  Subsequent Events:

     Pursuant to three separate Amendments to Distribution Agreements dated as of January 26, 1996, between the Partnership and Warner Bros., a division of TWE, on behalf of Lorimar, (collectively, the "Amendments"), the Partnership extended the term of its domestic distribution agreement, its foreign distribution agreement, and its license agreement regarding domestic home video. In each case, subject to earlier termination as summarized below, the term was extended from January 30, 1996 to July 31, 1996, subject in the event of the exercise during the extended Term of the MGP Option to further extension automatically to the completion of the purchases upon such exercise. Either party to any of the distribution agreements or the license agreement may terminate any of those agreements on 60 days notice given to the other. The Amendments limit the right of the distributor or licensee, as the case may be, to use certain revenues derived after January 30, 1996 to recoup various distribution expenses and advances incurred prior to January
30, 1996.

    Payment in full of the Power Guarantee in the amount of $9,840,486 was due on January 30, 1996. In full satisfaction of the Power Guarantee, on that date the following were offset against it: the full amount of the then outstanding principal of the P&A Note plus accrued but unpaid interest thereon aggregating $5,952,350, plus $176,500 of the outstanding principal of the P&A Advances and $3,711,636 of accrued but unpaid interest on the P&A Advances. As a result, as of January 30, 1996 the Power Guarantee and the P&A Note were each satisfied in full and the remaining principal balance of the P&A Advances was $7,151,604.

     The Co-General Partner gave notice of its withdrawal as Co-General Partner and, effective March 22, 1996, it withdrew as a General Partner and became a Special Limited Partner.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

     There are no directors or executive officers of the Partnership. The affairs of the Partnership are managed by the Managing General Partner and the Co-General Partner both through March 22, 1996, and, thereafter, solely by the Managing General Partner.

     The directors and executive officers of the Managing General Partner are as follows:

       Name                           Position


Peter R. Haje               President

Richard J. Bressler         Director and Senior Vice President, Finance

Stephen Ross                Vice President

Paul B. Stager, Jr.         Vice President, Assistant Secretary

Barry M. Meyer              Director and Vice President

Spencer B. Hays             Director and Vice President, Secretary

Edward A. Romano            Vice President, Treasurer

Warren A. Christie          Vice President - Taxes

Robert A. Fisher            Vice President

  The following paragraphs provide additional information, including business experience during the past five years, for the persons serving as directors and executive officers of the Managing General Partner.
All of such persons were first elected or appointed to positions with the Managing General Partner in 1989, except for Mr. Stager, who was first appointed in 1985 and Messrs. Haje and Bressler, who were appointed in January 1995. All of such persons hold their principal employment with affiliates of the Managing General Partner, including Lorimar, WCI, the Warner Bros. division ("Warner Bros.") of TWE and Time Warner. For the period prior to June 1992, all references to Warner Bros. are to Warner Bros. Inc., the predecessor-in-interest to Warner Bros.

  Peter R. Haje, age 61, has served as Executive Vice President and General Counsel of Time Warner since October 1990. Prior to that time, he was a member of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison.

  Richard J. Bressler, age 38, has served as Senior Vice President and Chief Financial Officer of Time Warner since March 16, 1995. Prior to that, he served as Senior Vice President, Finance from January 1, 1995; and as a Vice President prior to that.

  Stephen Ross, age 47, has served as Executive Vice President - Special Projects of Warner Bros. since January 1996; prior to that time, he served a Senior Vice President-Special Projects of Warner Bros. from January 1989. Mr. Ross also served as Senior Vice President and
General Counsel of Lorimar from February 1986 to June 1992.

  Paul B. Stager, Jr., age 66, has served as Senior Vice President and Studio General Counsel for the Warner Bros. Television Production division of TWE since June 1992. Prior to that time, Mr. Stager served as Vice President and Legal Counsel for Lorimar, Inc. He first joined Lorimar in 1982.

  Barry M. Meyer, age 52 has served as Executive Vice President/Chief Operating Officer of Warner Bros., a division of Time Warner Entertainment Company, L. P. since April 1994; prior to that time, he served as Executive Vice President of Warner Bros. from June 1984. He first joined Warner Bros. in 1971.

  Spencer B. Hays, age 51, has served as Vice President and General Counsel of WCI since September 1992 and Vice President and Deputy General Counsel of Time Warner since January 1993. He served as Senior Vice President and General Counsel of WCI from January 1990 until September 1992 and from February 1986 until January 1990 he served as Vice President and Deputy General Counsel of WCI.

  Edward A. Romano, age 53, has served as Executive Vice President and Chief Financial Officer of Warner Bros. since March 1994; prior to that time, he served as Senior Vice President, Finance and Controller from January 1990 and, until that time, served as Vice President and Corporate Controller from 1974.

  Warren A. Christie, age 50, has served as Vice President of Time Warner since January 1990. Mr. Christie also has served as Vice
President - Taxes of WCI since 1983.

  Robert A. Fisher, age 47, has served as Senior Vice President - Financial Investments of Warner Bros. since August 1994; prior to that time, he served as Vice President - Financial Investments from February 1986.

  Based on a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year and written representations pursuant to Item 405(b)(2)(i) of Regulation

S-K, neither the Managing General Partner, nor its directors, officers, or beneficial owners of more than 10% of the Units, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal or prior fiscal years.

Item 11.  Executive Compensation.

     The Partnership does not pay or accrue any fees, salaries or any other form of compensation to directors or executive officers of the General Partners for their services. However, as discussed in the financial statements included herein, the Partnership does compensate the General Partners for services provided on behalf of the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management.

     As of March 22, 1996, there were no beneficial owners of more than five percent (5%) of the Units.

     As of March 22, 1996, no director or officer of the Managing General Partner owned directly or beneficially any Units.

     No director or executive officer of the Managing General Partner own directly or beneficially any interest in the voting securities of the Managing General Partner.

Item 13.  Certain Relationships and Related Transactions.

     Reference is made to Item 8 - Note 3 of the Notes to Financial Statements, which discusses the services provided by the Managing General Partner and the former Co-General Partner and their affiliates to the Partnership and the amounts paid or payable for these services.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.

(a)  Documents filed as part of this Report:

  1.  Financial Statements - See Item 8 of this report.

  2. Financial Statement Schedules - Schedules are omitted as such are not required.

  3.  Exhibits

  (a)  Exhibits
    3    Amended and Restated Certificate of Limited
         Partnership of the Partnership dated as of January  30, 1986[1]
   4.1 Amended and Restated Agreement of Limited Partnership of the Partnership dated as of January 30, 1986[1]
   4.2   Amendment to Agreement of Limited Partnership of the
         Partnership dated as of March 31, 1986[1]
   4.3   Depositary Agreement between the Partnership, the
         Managing General Partner, the Co-General Partner, the
         Assignor Limited Partner and the Principal Selling
         Agent[1]
   4.4   Depository Receipt[1]
  10.1   Distribution Agreement between LPI and Fox[1]
  10.2   Distribution Agreement between LPI and Columbia[1]
  10.3 Distribution Agreement between LPI and PSO with respect to "Power"[1]
  10.4 Distribution Agreement between LPI and PSO with respect to "The Boy Who Could Fly"[1]
  10.5 Distribution Agreement between the Partnership and LDI with respect to domestic distribution[1]
  10.6 Distribution Agreement between the Partnership and LDI with respect to foreign distribution[1]
  10.7   Distribution Agreement between the Partnership and
         Karl-Lorimar Home Video, Inc.[1]
  10.8   Form of Assignment by LPI to the Partnership[1]
  10.9   Form of Promissory Note of the Managing General
         Partner, payable to the Partnership[1]
  10.10  Form of Guarantee of Lorimar to the Partnership[1]
  10.11 Form of Escrow Agreement between the Partnership, the Managing General Partner, the Co-General Partner and The Bank of New York[1]
  10.12  Form of Production Services Agreement between the
         Partnership and production service company[1]
  10.13 Credit Agreement between the Partnership and a group of banks[2]
  10.14 Assignment of Credit Agreement from banks to Lorimar[3]

  10.15  Amendment to Distribution Agreement between the
         Partnership and LDI with respect to domestic distribution
  10.16 Amendment to Distribution Agreement between the Partnership and LDI with respect to foreign distribution.
  10.17 Amendment to Distribution Agreement between the Partnership and Karl-Lorimar Home Video, Inc.

[1]Incorporated by reference to the Partnership's 10-K Report for the year ended March 31, 1986, on file with the Securities and Exchange Commission.

[2]Incorporated by reference to the Partnership's 10-K Report for the year ended March 31, 1987, on file with the Securities and Exchange Commission.

[3]Incorporated by reference to the Partnership's 10-K Report for the year ended March 31, 1989, on file with the Securities and Exchange Commission.

(b)     Reports on Form 8-K
   No reports on Form 8-K were filed by the Partnership during the last quarter of the period covered by this report.

  Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORIMAR FILM PARTNERS L.P.

By:  Lorimar Motion Picture Management, Inc.
  (Managing General Partner)
  By: /s/ Barry Meyer               Date:  March 29, 1996
  Barry Meyer
  Director and Vice President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

  Lorimar Motion Picture Management, Inc.
  (Managing General Partner)
  By: /s/ Peter R. Haje             Date:  March 29, 1996
  Peter R. Haje
  President (principal executive officer)

  By: /s/ Richard J. Bressler       Date:  March 29, 1996
  Richard J. Bressler
  Director and Senior Vice President, Finance (principal
  financial officer)

  By: /s/ Paul Stager               Date:  March 29, 1996
  Paul Stager
  Vice President, Assistant Secretary

  By: /s/ Barry Meyer               Date:  March 29, 1996
  Barry Meyer
  Director and Vice President

  By: /s/ Spencer B. Hays           Date:  March 29, 1996
  Spencer B. Hays
  Director and Vice President, Secretary

  By: /s/ Edward A. Romano          Date:  March 29, 1996
  Edward Romano
  Vice President, Treasurer (principal accounting officer)

                           EXHIBIT INDEX
 Sequential
   Exhibit                                                 Page
   Number                    Description                  Number

3 Amended and Restated Certificate of Limited Partnership of the Partnership dated as of January 30, 1986[1]
4.1 Amended and Restated Agreement of Limited Partnership of the Partnership dated as of January 30, 1986[1]
4.2 Amendment to Agreement of Limited Partnership of the Partnership dated as of March 31, 1986[1]
4.3 Depositary Agreement between the Partnership, the Managing General Partner, the Co-General Partner, the Assignor Limited Partner and the Principal Selling Agent[1]
4.4    Depository Receipt[1]
10.1   Distribution Agreement between LPI and Fox[1]
10.2   Distribution Agreement between LPI and Columbia[1]
10.3 Distribution Agreement between LPI and PSO with respect to "Power"[1]
10.4 Distribution Agreement between LPI and PSO with respect to "The Boy Who Could Fly"[1]
10.5 Distribution Agreement between the Partnership and LDI with respect to domestic distribution[1]
10.6 Distribution Agreement between the Partnership and LDI with respect to foreign distribution[1]
10.7   Distribution Agreement between the Partnership and Karl-
       Lorimar Home Video, Inc.[1]
10.8   Form of Assignment by LPI to the Partnership[1]
10.9 Form of Promissory Note of the Managing General Partner, payable to the Partnership[1]
10.10  Form of Guarantee of Lorimar to the Partnership[1]
10.11  Form of Escrow Agreement between the Partnership, the
       Managing General Partner, the Co-General Partner and
       The Bank of New York[1]
10.12 Form of Production Services Agreement between the Partnership and production service company[1]
10.13 Credit Agreement between the Partnership and a group of banks[2]
10.14  Assignment of Credit Agreement from banks to Lorimar[3]
10.15 Amendment to Distribution Agreement between the Partnership and LDI with respect to domestic distribution
10.16 Amendment to Distribution Agreement between the Partnership and LDI with respect to foreign distribution.
10.17 Amendment to Distribution Agreement between the Partnership and Karl-Lorimar Home Video, Inc.

[1]Incorporated by reference to the Partnership's 10-K Report for the year ended March 31, 1986, on file with the Securities and Exchange Commission.

[2]Incorporated by reference to the Partnership's 10-K Report for the year ended March 31, 1987, on file with the Securities and

Exchange Commission.

[3]Incorporated by reference to the Partnership's 10-K Report for the year ended March 31, 1988, on file with the Securities and Exchange Commission.

                                 Signatures

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORIMAR FILM PARTNERS L.P.

By:  Lorimar Motion Picture Management, Inc.
  (Managing General Partner)

  By:                               Date:
  Barry Meyer
  Director and Vice President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

  Lorimar Motion Picture Management, Inc.
  (Managing General Partner)

  By:                               Date:
  Peter R. Haje
   President (chief executive officer)

  By:                               Date:
  Richard J. Bressler
   Director and Senior Vice President, Finance (chief financial officer

  By:                               Date:
  Paul Stager
   Vice President, Assistant Secretary

  By:                               Date:
  Barry Meyer
  Director and Vice President

  By:                               Date:
  Spencer B. Hays
  Director and Vice President, Secretary
    By:                               Date:
  Edward A. Romano
  Vice President, Treasurer (principal accounting officer)