Form 10-Q
period 1996-03-31
LORIMAR FILM PARTNERS L P
filed 1996-05-15
CIK 778923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1996,
     or                                         --------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to _________


                       Commission file number   0-14844
                                              -----------

                           LORIMAR FILM PARTNERS L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         95-3994360
- --------------------------------                        --------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


4000 Warner Blvd., Burbank, California                           91522
- ----------------------------------------                --------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code (818) 954-6000
                                                   --------------


                                       N/A
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file  such  reports),  and  (2) has been subject to
such filing requirements for the past 90 days.              Yes X  No
                                                               ---   ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Depositary Units of Limited Partnership Interest                 33,854
- ------------------------------------------------         --------------------
              Description of Class                       Units Outstanding as
                                                         of April 30, 1996

                           LORIMAR FILM PARTNERS L.P.


                                      INDEX

                         PART I.  FINANCIAL INFORMATION
                                                                     PAGE NO.
                                                                     --------

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         BALANCE SHEETS - March 31, 1996 and December 31, 1995
                                                                           3

         STATEMENTS OF OPERATIONS - Three months ended
         March 31, 1996 and 1995                                           4

         STATEMENT OF PARTNERS' CAPITAL - December 31, 1995
         through March 31, 1996                                            4

         STATEMENTS OF CASH FLOWS - Three months ended
         March 31, 1996 and 1995                                           5

         NOTES TO FINANCIAL STATEMENTS                                  6-17

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              18-20




                           PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS                                             21-24


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 25

                         PART I.  FINANCIAL INFORMATION

                           LORIMAR FILM PARTNERS L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                     March 31,      December 31,
                                                       1996            1995
                                                   ------------    ------------
ASSETS:

Cash and cash equivalents                          $  1,045,085       1,188,809


Interest receivable                                       1,346               0
                                                   ------------    ------------
     Total current assets                             1,046,431       1,188,809

Film costs, net                                         755,788      10,496,816
                                                   ------------    ------------
         Total Assets                              $  1,802,219    $ 11,685,625
                                                   ------------    ------------
                                                   ------------    ------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

Current Liabilities:

Amounts due Managing General Partner and
     affiliates                                   $   7,712,180    $ 17,374,018
Amounts due Special Limited Partner                     247,324         249,315
Accrued expenses                                         39,123          69,600
                                                   ------------    ------------

         Total Current Liabilities                    7,998,627      17,692,933
                                                   ------------    ------------

Commitments & Contingencies

Partners' Capital (Deficit):

Limited Partners                                     (5,834,253)     (5,739,702)
Managing General Partner                                (87,166)          7,383
Special Limited Partner                                (274,989)        274,989
                                                   ------------    ------------

      Total Partners' Capital (Deficit)              (6,196,408)     (6,077,308)
                                                   ------------    ------------

      Total Liabilities and Partners' Capital
          (Deficit)                               $   1,802,219   $  11,685,625
                                                   ------------    ------------
                                                   ------------    ------------


                 See accompanying notes to financial statements.

                           LORIMAR FILM PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                ------------------------------
                                                           March 31,
                                                   1996                1995
                                                ----------         -----------
Revenues:

     Film revenues                              $9,841,740         $    23,958
     Interest income                                14,660              17,871
                                                ----------         -----------

          Total revenues                         9,856,400              41,829
                                                ----------         -----------
Expenses:

     Amortization of film costs and
       other direct costs                        9,745,984              21,827
     Interest expense                              219,922             344,445
     General and administrative                     79,560              87,000
     Management fees                                    35                 719

          Total expenses                        10,045,501             453,991
                                                ----------         -----------
          Net loss                              $ (189,100)        $  (412,162)
                                                ----------         -----------
                                                ----------         -----------

Allocation of Net Loss:

     Limited Partners                            $ (94,551)        $  (206,063)
                                                ----------         -----------
                                                ----------         -----------

     General Partners                            $ (94,549)        $  (206,099)
                                                ----------         -----------
                                                ----------         -----------

Net loss per unit of limited
  partnership interest                          $    (2.79)        $     (6.09)
                                                ----------         -----------
                                                ----------         -----------


                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)


                              LIMITED                   MANAGING     SPECIAL
                              PARTNERS'  LIMITED        GENERAL      LIMITED
                              UNITS      PARTNERS       PARTNER      PARTNER       TOTAL
                              ---------  --------       --------     -------       -----
Partners' capital (deficit)
December 31, 1995             33,854     $(5,739,702)   $     7,383   $(274,989)   $(6,007,308)


Net loss                           0         (94,551)       (94,549)          0       (189,100)
                              ------     -----------    -----------   ---------    -----------

Partners' capital (deficit)
March 31, 1996                33,854     $(5,834,253)   $   (87,166)  $(274,989)   $(6,196,408)
                              ------     -----------    -----------   ---------    -----------
                              ------     -----------    -----------   ---------    -----------

                 See accompanying notes to financial statements.

                            LORIMAR FILM PARTNERS L.P.
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                      ------------------
                                                           March 31,
                                                   1996                1995
                                               -----------         -----------
Cash flows from operating activities:

Net loss                                        $ (189,100)        $  (412,162)
Adjustments to reconcile net
     loss to cash  provided by (used in)
       operations:
        Amortization of film costs               9,741,028              21,371
        Changes in balance sheet accounts:
          Interest receivable                       (1,346)                  0
          Amounts due Managing General
            Partner and Affiliates                 179,902             300,381
          Accrued expenses                         (30,477)             38,363
          Amounts due to Special Limited
            Partner                                 (1,991)            (17,157)
                                               -----------         -----------
Net cash provided by (used in) operations        9,698,016             (69,204)
Cash flows from financing activities:

    Repayments of borrowings from Managing
      General Partner and affiliates            (9,841,740)            (23,958)
                                               -----------         -----------

Change in cash                                    (143,724)            (93,162)

Cash and cash equivalents at beginning of
  period                                         1,188,809           1,366,210
                                               -----------         -----------

Cash and cash equivalents at end of period     $ 1,045,085         $ 1,273,048
                                               -----------         -----------
                                               -----------         -----------



                See accompanying notes to financial statements.

                           LORIMAR FILM PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1. ORGANIZATION:

     Lorimar Film Partners L.P., a Delaware limited partnership ("the Partnership"), was organized in October 1985. The Partnership is engaged in the exploitation of four full-length theatrical motion pictures. Since June 16, 1992, Lorimar Motion Picture Management, Inc., the Managing General Partner, has been a wholly-owned subsidiary of Warner Communications Inc. ("WCI") as a result of the merger of Lorimar Telepictures Corporation ("Lorimar") into WCI. On June 30, 1992 WCI contributed certain of Lorimar's former assets (excluding the stock of the Managing General Partner) to Time Warner Entertainment Company, L.P., a limited partnership ("TWE"), of which WCI is a general partner. All references in these notes to Lorimar for all periods prior to June 26, 1992 are intended to refer to Lorimar, for the period from June 26, 1992 through June 30, 1992 are intended to refer to TWE. WCI is a wholly-owned subsidiary of Time Warner Inc. Prudential-Bache Properties, Inc., a wholly-owned subsidiary of Prudential Securities Group Inc. had been the Co-General Partner until it withdrew as Co-General Partner as of March 22, 1996, and became a Special Limited Partner. Any references made to Limited Partners within the financial statements means the same as Unitholders.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

     In the opinion of the Partnership's management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1996, the results of its operations for the three month periods ended March 31, 1996 and 1995, and its cash flows for the three month periods ended March 31, 1996 and 1995. The adjustments included in the accompanying unaudited financial statements are of a normal recurring nature.

     In recognition that the Partnership's assets were insufficient to satisfy payment of its liabilities, the report of the independent auditors issued in connection with the Partnership's financial statements for the year ended December 31, 1995 contained a qualifying paragraph regarding the substantial doubt of the ability of the Partnership to continue as a going concern. The 1996 and 1995 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. For further information, refer to the more detailed financial statements and related footnotes thereto filed with the Partnership's Form 10-K report for the year ended December 31, 1995.

REVENUES AND FILM COSTS:

     The Partnership acquired four full-length, theatrical motion pictures in 1986 for initial exhibition in domestic theaters followed by distribution in the domestic home video, pay cable, basic cable, broadcast network and syndicated television markets, as well as applicable foreign markets. Generally, distribution to the theatrical, home video and pay cable markets was completed within eighteen months of initial release. Substantially all of the revenues recorded during the three month period ended March 31, 1996 resulted from the Power Guarantee (see Note 3).

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

     Costs of the released feature films were allocated between current and non-current assets based on the estimated future revenue from their primary and secondary markets. The primary market for feature films is the theatrical market; the secondary markets are the video, pay cable television, network television, basic cable and domestic and foreign syndication markets.

     Based upon the Partnership's estimate of remaining ultimate revenue, the remaining unamortized balance of film costs will be completely amortized over the remaining terms of the distribution agreements. Assuming the Partnership continues to own the films for the next three years (the MGP Option is not exercised - see Note 3), approximately $200,000 of unamortized film costs will be amortized over the next three years.

CASH EQUIVALENTS:

      The Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

INCOME TAXES:

     No provision has been made for federal income taxes in the accompanying financial statements since all income and losses will be allocated to the partners for inclusion in their respective tax returns.

UNITHOLDERS' CAPITAL:

     At March 31, 1996, the Unitholders had a deficit capital account balance of $5,834,253. Under the Partnership Agreement and the Delaware Revised Uniform Limited Partnership Act, the fact that the Limited Partners have a deficit capital account balance does not impose any liability upon the Unitholders.

NET LOSS PER DEPOSITARY UNIT OF LIMITED PARTNERSHIP INTEREST ("UNIT"):

     Net loss per Unit was computed by dividing the Limited Partners' share of net loss by the number of Units outstanding during the period. The number of Units was 33,854 for the periods ended March 31, 1996 and 1995.

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


   The  Partnership  Agreement  provides   for   allocations  of  net  income
and distributions of 49.5% to the Limited Partners and 50.5% to the General Partners, except with respect to THE MORNING AFTER, for which such allocations are 42.66% to the Limited Partners and 57.34% to the Managing
General Partner.   Generally, net  loss  is allocated 50% to the Limited
Partners and 50% to the Managing General Partner. In addition, the Partnership is obligated to the General Partners for the following:

a. A management fee equal to 3% of the Partnership's share of gross receipts (2% to the Managing General Partner and 1% to the Co-General Partner) through March 22, 1996 (the date the Co-General Partner withdrew from the Partnership and became a Special Limited Partner, see Note 1) and a management fee equal to 2% of the Partnership's share of gross receipts is payable to the Managing General Partner thereafter.

b. Mandatory distributions that are payable to the partners to the extent minimum guarantees are received in excess of estimated general and administrative expenses and management fees.

c.   Reimbursement of other costs and expenses.

     With respect to POWER, pursuant to a distribution agreement with Lorimar Distribution International, Inc. ("LDI") for domestic distribution rights (as amended, the "LDI Domestic Distribution Agreement"), an affiliate of the Managing General Partner has agreed to pay to the Partnership, on or before January 30, 1996, an amount generally equal to the amount by which as of January 30, 1996 (i) the sum of the Partnership's Acquisition Cost (as defined in said agreement) and the Partnership's share of the Distribution Expenses (as defined in said agreement) incurred in connection with the film exceeds (ii) the Partnership's Gross Receipts (as defined in said agreement) from the film (the "Power Guarantee"). For this purpose, Gross Receipts consists of all sums actually received with respect to POWER by the Partnership pursuant to all applicable distribution agreements. The payments received by the Partnership with respect to the Power Guarantee are Partnership revenues which were used for Partnership purposes in accordance with the Partnership Agreement. Accordingly, all amounts received under the Power Guarantee were used to satisfy obligations of the Partnership due to affiliates of the Managing General Partner.

     Payment in full of the Power Guarantee in the amount of $9,840,486 was paid on January 30, 1996. In full satisfaction of the Power Guarantee, on that date the following obligations of the Partnership were offset: the full amount of the then outstanding balance of the P&A Note of $5,952,350, plus outstanding principal on the P&A Advances of $176,500 and accrued but unpaid interest on the P&A Advances of $3,711,636. As a result, as of January 30, 1996 the Power Guarantee and the P&A Note were each paid in full and the remaining principal balance of the P&A Advances was $7,151,604.

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

      Pursuant to three separate Amendments to Distribution Agreements dated as of January 26, 1996, between the Partnership and Warner Bros., a division of TWE, on behalf of Lorimar, (collectively, the "Amendments"), the Partnership extended the term of its domestic distribution agreement, its foreign distribution agreement, and its license agreement regarding domestic home video. In each case, subject to earlier termination as summarized below, the term was extended from January 30, 1996 to July 31, 1996, subject in the event of the exercise during the extended Term of the MGP Option (see discussion of MGP Option below) to further extension automatically to the completion of the purchases upon such exercise. Either party to any of the distribution agreements or the license agreement may terminate any of those agreements on 60 days notice given to the other. The Amendments limit the right of the distributor or licensee, as the case may be, to use certain revenues derived after January 30, 1996 to recoup various distribution expenses and advances incurred prior to January 30, 1996.

     The Managing General Partner, the Special Limited Partner and their affiliates have charged to the Partnership the following Partnership expenses (excluding management fees) incurred by them:

                                         Three months ended March 31, 1996
                                         ---------------------------------

                                     Managing         Special
                                     General          Limited
                                     Partner          Partner         Total
                                     -------          -------         -----

Interest                            $ 219,922       $    -         $ 219,922
General and administrative             15,000           13,037        28,037
                                    ---------       ----------     ---------
                                    $ 234,922       $   13,037     $ 247,959
                                    ---------       ----------     ---------
                                    ---------       ----------     ---------

                                         Three months ended March 31, 1995
                                         ---------------------------------

                                     Managing         Special
                                     General          Limited
                                     Partner          Partner         Total
                                     -------          -------         -----

Interest                           $  344,445       $    -        $  344,445
General and administrative             15,000           22,000        37,000
                                    ---------       ----------     ---------
                                   $  359,445       $   22,000     $ 381,445
                                    ---------       ----------     ---------
                                    ---------       ----------     ---------

      Amounts due on demand (or past due) to the Managing General Partner and affiliates and to the Special Limited Partner are comprised of the following:


                              March  31, 1996           December 31, 1995
                              ---------------           -----------------
                            Managing     Special       Managing     Special
                            General      Limited       General      Limited
                            Partner      Partner       Partner      Partner
                            -------      -------       -------      -------
Notes and advances for
 prints & advertising,
 including interest       $ 7,250,758    $      0     $16,872,576   $      0
Management fee and other      461,422     247,324         501,442    249,315
                          -----------    --------     -----------   --------
                          $ 7,712,180    $247,324     $17,374,018   $249,315
                          -----------    --------     -----------   --------
                          -----------    --------     -----------   --------

     Interest paid to an affiliate of the Managing General Partner was:

                         Three Months   Three Months
                             Ended          Ended
                           March 31,      March 31,
                             1996           1995
                          ----------     ----------
Interest paid             $4,680,336       $23,502
                          ----------       -------
                          ----------       -------

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

     The P & A Note and related accrued but unpaid interest became due and payable on December 31, 1990. As of March 31, 1996, the principal balance owed with respect to the P&A Note and the related accrued interest was paid in full.

     In addition to the P&A Note, the Partnership is obligated to reimburse Lorimar for print and advertising costs and other distribution expenses advanced pursuant to the Partnership Agreement on behalf of the Partnership by LDI (the "P&A Advances"). As of March 31, 1996, the outstanding balance of the P&A Advances owed to Lorimar was approximately $7,151,604 and related accrued but unpaid interest, computed at Chemical Bank's prime rate, was approximately $99,154. Lorimar has the right to declare the P&A Advances, and related interest, to be immediately due and payable. To date, Lorimar has not made demand for payment in full of such amounts; however, Lorimar has the right to make such a demand at any time in the future. The Partnership does not have sufficient liquid assets to pay the principal of the P&A Advances and interest thereon in full.

     All amounts due to the Managing General Partner and its affiliates have been classified as current liabilities.

     Neither currently nor at any time over the remaining term of the Partnership is it anticipated that the Partnership will have sufficient assets to pay the principal plus interest on the P&A Advances.

     The Partnership maintains a checking account and an interest-earning mutual fund account. The interest-earning account is managed by an affiliate of the Managing General Partner. The interest rate earned on funds fluctuates daily and approximated 5.3% during the three months ended March 31, 1996. Interest earned on this account was $14,660 and $17,871 for the three months ended March 31, 1996 and 1995, respectively.

     As of March 31, 1996, Prudential Securities Incorporated, an affiliate of the Special Limited Partner, owned 113 Units.

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

       Upon exercise of the MGP Option, in lieu of purchasing the Partnership Films and rights, the Managing General Partner has the right to elect, or to cause its affiliate to elect, to purchase the Limited Partnership Interests, the Units and the interest of the Special Limited Partner in the Partnership. The purchase price would be the amount that would have been distributed to the Unitholders, the Limited Partners and the Special Limited Partner if the Partnership Films and related rights had been purchased by the Managing General Partner and the Partnership liquidated. However, as stated in the immediately preceding paragraph, the Managing General Partner believes that in such event no amounts would be distributable to the Unitholders, the Limited Partners or the Special Limited Partner, and thus under this alternative application of the MGP Option, the Managing General Partner believes that the purchase price for the Units, Limited Partnership Interests and the interest of the Special Limited Partner will be zero.

       The Managing General Partner has advised the Special Limited Partner that it is considering, but is not yet committed to, exercising the MGP Option at such time as permitted by the Partnership Agreement. If the settlement by the Lorimar defendants of the Southern District of New York class action litigating referred to below is effected upon certain terms, and the Managing General Partner reaches an agreement with the Special Limited Partner to resolve certain of the outstanding matters on a mutually agreeable basis (see Note 4), then the Managing General Partner will be committed to exercise, or cause its affiliate to exercise, the MGP Option.

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

     A demurrer seeking dismissal of the complaint was filed by the defendants in 1991 and, on May 3, 1994, the TILLMAN court sustained this demurrer. The court ruled that the complaint was insufficient as a matter of law with respect to all claims arising from the public offering of the Units in 1985 and 1986. The court did not permit amendment of those claims. The court also sustained the demurrer challenging the sufficiency of plaintiffs' claims that the General Partners breached certain fiduciary duties under the Partnership Agreement in connection with their operation of the Partnership, but granted plaintiffs' counsel an opportunity to amend those claims to attempt to state a cause of action. An amended complaint for breach of fiduciary duty was filed on June 2, 1994, naming only the General Partners as defendants. The General Partners filed a demurrer to the amended complaint, together with a motion for summary adjudication that the specific conduct challenged in the amended complaint was undertaken by the General Partners in conformance with the terms and requirements of the Partnership Agreement. A hearing on these matters was held on August 3, 1994, and on November 1, 1994, the court sustained the General Partners' demurrer on the basis that the amended complaint failed to state a claim upon which relief may be granted. The court gave plaintiffs leave to file an amended complaint for breach of fiduciary duty and, for this reason, defendants' motion for summary judgment was denied without prejudice. On January 18, 1995, plaintiffs served their second amended complaint on the defendants. The second amended complaint asserts claims for alleged breaches of the Partnership Agreement and breaches of fiduciary duty by defendants. Plaintiffs seek damages in an unspecified amount but in excess of $500,000. On March

24, 1995, defendants filed an answer to the second amended complaint, denying the allegations therein and asserting several affirmative defenses. Defendants filed a summary judgment motion on April 18, 1995, and a hearing took place on May 24, 1995. On June 12, 1995, the court granted defendants' motion for summary judgment insofar as it sought dismissal of all claims made as a class action on behalf of Unitholders individually. However, the court permitted the action to proceed as a derivative action by plaintiffs on behalf of the Partnership. Pursuant to the court's order, plaintiffs again amended their complaint to seek on behalf of the Partnership recovery from the General Partners of allegedly improperly high fees and interest paid to certain banks which provided P&A Financing to the Partnership. Plaintiffs allege that defendants breached their fiduciary duties by permitting payment of such excess fees and interest and, in the complaint, estimate the allegedly excess fees and interest to exceed $500,000. Defendants continue to assert that their actions were entirely proper under the law and the terms of the Limited Partnership Agreement and that the Partnership did not pay any excess or improper fees or interest to the banks. The Partnership has been advised that the General Partners intend to defend the action vigorously. In December 1995, Prudential-Bache Properties, Inc. was dismissed voluntarily by plaintiffs. Nevertheless, preliminary discussions have been conducted between plaintiff and the Managing General Partner regarding the possibility of presenting to the court for its approval a settlement which would reflect the size of the claim, the relative positions of the parties, and the costs of continued litigation. The terms which have been agreed upon in principle would involve a reduction of certain of the debt owed by the Partnership to the Managing General Partner and affiliates and payment, in part, of certain attorneys' fees to plaintiffs' counsel by the Managing General Partner. That agreement is subject to documentation and court approval.

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

NOTE 5. SUBSEQUENT EVENTS TO FINANCIAL STATEMENTS:

On May 2, 1996, Prudential Securities Group Inc. notified the Managing General Partner of its intent to resign as the Depository for the Partnership to be effective no later than 180 days from the date of notification (October 29, 1996).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AT MARCH 31, 1996

     The Partnership's ability to continue to operate at the present time is due exclusively to Lorimar's forbearance with respect to the Partnership's obligations which are currently due and owing to Lorimar and its affiliates, principally under the P&A Advances. The Partnership has no assurance that Lorimar will not make demand at any time with respect to the P&A Advances. The Partnership has neither sufficient liquid assets nor total assets to pay its current liabilities. As of March 31, 1996 the Partnership's liquid assets are $1,046,431 and its total assets are $1,802,219, while the Partnership's liabilities (all of which are current) are $7,998,627, of which $7,712,180 constitutes the amounts owed with respect to the P&A Advances and other sums to Lorimar and its affiliates. In the event Lorimar demands payment of the P&A Advances and the Partnership does not satisfy payment thereof in full, Lorimar will have all of its rights under applicable agreements and law, including the right ultimately to proceed against the Partnership's assets. In recognition of the Partnership's financial condition, the auditors' report issued in connection with the Partnership's financial statements for the year ended December 31, 1995 contains an explanatory paragraph regarding the substantial doubt of the ability of the Partnership to continue as a going concern.

     Even if Lorimar continues to forbear on the principal of the P&A Advances and merely requires current satisfaction of interest, the Managing General Partner believes that the Partnership will continue to incur net operating losses on an annual basis through 1996. These losses are anticipated to result from the fact that the only significant source of Partnership revenue which is anticipated during this period is domestic syndication revenue under existing distribution agreements (which is estimated to aggregate approximately $60,000 through June 26, 1996,(See description of MGP Option below) before deducting fees and expenses), and it is anticipated that this revenue will be less than the Partnership's aggregate annual interest expense (net of interest income) with respect to the P&A Advances during this period. Further, the general and administrative expenses of the Partnership will continue to increase such net losses.

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

      In lieu of purchasing the Partnership Films and the Rights, as part of the MGP Option, the Managing General Partner also has the option from and after June 26, 1996 to purchase the Depositary Units and Limited Partnership Interests for an amount equal to the amount that the Unitholders and Limited Partners would be entitled to receive if the Managing General Partner has exercised the MGP Option and thereupon the Partnership was liquidated and dissolved.

      Based on the above analysis of estimated future Partnership revenue, in the event of the exercise of the MGP Option and upon the subsequent liquidation and dissolution of the Partnership, there would be no amounts payable to the Unitholders or the Limited Partners and no amounts payable to them as the purchase price for their units or Limited Partnership Interests if the Managing General Partner elects to purchase the same pursuant to the MGP Option. The Managing General Partner has indicated to the Special Limited Partner that it is its current intention to exercise the MGP Option, but has no obligation to do so.

      Other than with respect to the domestic theatrical exhibition of the Partnership Films, the Partnership Films have been distributed on behalf of the Partnership pursuant to the Home Video Agreement, the LDI Domestic Distribution Agreement and the Foreign Distribution Agreement.

     In January 1996, the above distribution agreements were extended (see
Note 3, Transactions with General Partners and Affiliates). Accordingly, receipt of any future distribution or licensing revenue will depend upon the ability of the Managing General Partner, on behalf of the Partnership, to enter into new distribution or licensing agreements with respect to the Partnership Films. Moreover, any revenue received under the existing foreign and home video distribution agreements would be subject to recoupment of the minimum guarantees under the Foreign Distribution Agreement and the Home Video Agreement. The Managing General Partner believes that the Partnership will be unable to enter into distribution or license agreements with respect to the Partnership Films in any media other than worldwide television syndication, to the extent not already licensed. Based on the above analysis by the Managing General Partner, the Managing General Partner does not believe that any such distribution arrangements, after recoupment of fees and expenses, would provide income to the Partnership sufficient to satisfy all of the Partnership's obligations.

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

DISCUSSION OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.

     The results of operations are not necessarily comparable from quarter to quarter since the Partnership's income is determined by exploitation of its four films in the various media of the exploitation cycle (i.e. theatrical, home video, pay television, non-theatrical, network television and domestic syndication).

     The Partnership's film revenues for the three months ended March 31, 1996 were higher than the comparable period in 1995 due principally to the Power Guarantee (see Note 3 to the financial statements).

     The Partnership had a net loss of $189,100 for the three months ended March 31, 1996. Film related revenues of $9,841,740 net of related costs of $9,745,984 resulted in a gross profit of $95,756 due largely to the Power Guarantee. However, this was offset by other operating expenses including interest expense of $219,922, general and administrative expenses of $79,560 and management fees of $35 less interest income of $14,660. Interest expense was lower for the three months ended March 31, 1996 than for the three months ended March 31, 1995 principally due to lower average interest rates and lower average borrowings.

     The Partnership had a net loss of $412,162 for the three months ended March 31, 1995. Film related revenues of $23,958 net of related costs of $21,272 resulted in a gross profit of $2,131, due largely to the syndication licensing of AMERICAN ANTHEM, THE BOY WHO COULD FLY, THE MORNING AFTER and POWER.
However, this was offset by other operating expenses including interest expense of $344,445, general and administrative expenses of $87,000 and management fees of $719 less interest income of $17,871.

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

     A demurrer seeking dismissal of the complaint was filed by the defendants in 1991 and, on May 3, 1994, the TILLMAN court sustained this demurrer. The court ruled that the complaint was insufficient as a matter of law with respect to all claims arising from the public offering of the Units in 1985 and 1986. The court did not permit amendment of those claims. The court also sustained the demurrer challenging the sufficiency of plaintiffs' claims that the General Partners breached certain fiduciary duties under the Partnership Agreement in connection with their operation of the Partnership, but granted plaintiffs' counsel an opportunity to amend those claims to attempt to state a cause of action. An amended complaint for breach of fiduciary duty was filed on June 2, 1994, naming only the General Partners as defendants. The General Partners filed a demurrer to the amended complaint, together with a motion for summary adjudication that the specific conduct challenged in the amended complaint was undertaken by the General Partners in conformance with the terms and requirements of the Partnership Agreement. A hearing on these matters was held on August 3, 1994, and on November 1, 1994, the court sustained the General Partners' demurrer on the basis that the amended complaint failed to state a claim upon which relief may be granted. The court gave plaintiffs leave to file an amended complaint for breach of fiduciary duty and, for this reason, defendants' motion for summary judgment was denied without prejudice. On January 18, 1995, plaintiffs served their second amended complaint on the defendants. The second amended complaint asserts claims for alleged breaches of the Partnership Agreement and breaches of fiduciary duty by defendants. Plaintiffs seek damages in an unspecified amount but in excess of $500,000. On March 24, 1995, defendants filed an answer to the second amended complaint, denying the allegations therein and asserting several affirmative defenses. Defendants filed a summary judgment motion on April 18, 1995, and a hearing took place on May 24, 1995. On June 12, 1995, the court granted defendants' motion for summary judgment insofar as it sought dismissal of all claims made as a class action on behalf of Unitholders individually. However, the court permitted the action to proceed as a derivative action by plaintiffs on behalf of the Partnership. Pursuant to the court's order, plaintiffs again amended their complaint to seek on behalf of the Partnership recovery from the General Partners of allegedly improperly high fees and interest paid to certain banks which provided P&A Financing to the Partnership. Plaintiffs allege that defendants breached their fiduciary duties by permitting payment of such excess fees and interest and, in the complaint, estimate the allegedly excess fees and interest to exceed $500,000. Defendants continue to assert that their actions were entirely proper under the law and the terms of the Limited Partnership Agreement and that the Partnership did not pay any excess or improper fees or interest to the banks. The Partnership has been advised that the General Partners intend to defend the action vigorously. In December 1995, Prudential-Bache Properties, Inc. was dismissed voluntarily by plaintiffs. Nevertheless, preliminary discussions have been conducted between plaintiff and the Managing General Partner regarding the possibility of presenting to the court for its approval a settlement which would reflect the size of the claim, the relative
positions of the parties, and the costs of continued litigation.    The terms
which have been agreed upon in principle would involve a reduction of certain of the debt owed by the Partnership to the Managing General Partner and affiliates and payment, in part, of certain attorneys' fees to plaintiffs' counsel by the Managing General Partner. That agreement is subject to documentation and court approval.

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


Lorimar Film Partners L.P.


By:  Lorimar Motion Picture Management, Inc.
        A California Corporation, Managing General Partner



By:  /s/ Edward A. Romano                          Date: May 15, 1996
     ------------------------------------
     Edward A. Romano
     Vice President, Treasurer
     (Principal Accounting Officer)