Form 10-Q
period 1996-06-30
LORIMAR FILM PARTNERS L P
filed 1996-08-14
CIK 778923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1996, or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to
             _____________


                       Commission file number   0-14844
                                               ----------

                          LORIMAR FILM PARTNERS L.P.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         95-3994360
- - -------------------------------                        -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


4000 WARNER BLVD., BURBANK, CALIFORNIA                         91522
- - --------------------------------------                 -----------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code  (818) 954-6000
                                                    ---------------

                                      N/A
- - ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X   No
                                                       -----   ----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

DEPOSITARY UNITS OF LIMITED PARTNERSHIP INTEREST               33,854
- - ------------------------------------------------         ---------------------
              Description of Class                       Units Outstanding as
                                                           of July 31, 1996

                           LORIMAR FILM PARTNERS L.P.

                                      INDEX


                         PART I.  FINANCIAL INFORMATION


                                                                       PAGE NO.
                                                                       --------

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         BALANCE SHEETS -- June 30, 1996 and December 31, 1995               3

         STATEMENTS OF OPERATIONS -- Three and six months ended
         June 30, 1996 and 1995                                              4

         STATEMENT OF PARTNERS' CAPITAL -- December 31, 1995
         through June 30, 1996                                               4

         STATEMENTS OF CASH FLOWS -- Six months ended
         June 30, 1996 and 1995                                              5

         NOTES TO FINANCIAL STATEMENTS                                    6-16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                17-19




                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                               20-23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   24

                         PART I.  FINANCIAL INFORMATION

                           LORIMAR FILM PARTNERS L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                             JUNE 30,        DECEMBER 31,
                                                               1996              1995
                                                           ------------      ------------
ASSETS:

Cash and cash equivalents                                   $ 1,033,496        1,188,809
                                                           ------------      ------------
     Total current assets                                     1,033,496        1,188,809

Film costs, net                                                 749,452       10,496,816
                                                           ------------      ------------

         Total Assets                                       $ 1,782,948      $11,685,625
                                                           ============      ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

Current Liabilities:

Amounts due Managing General Partner and affiliates         $ 7,867,488      $17,374,018
Amounts due Special Limited Partner                             247,324          249,315
Accrued expenses                                                 39,935           69,600
                                                           ------------      ------------
         Total Current Liabilities                            8,154,747       17,692,933
                                                           ------------      ------------
Commitments & Contingencies

Partners' Capital (Deficit):

Limited Partners                                             (5,922,021)      (5,739,702)
Managing General Partner                                       (174,789)           7,383
Special Limited Partner                                        (274,989)        (274,989)
                                                           ------------      ------------
      Total Partners' Capital (Deficit)                      (6,371,799)      (6,007,308)
                                                           ------------      ------------
      Total Liabilities and Partners' Capital (Deficit)     $ 1,782,948      $11,685,625
                                                           ============      ============



                 See accompanying notes to financial statements.

                           LORIMAR FILM PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                        -----------------------     --------------------------
                                        JUNE 30,       JUNE 30,      JUNE 30,        JUNE 30,
                                          1996           1995          1996            1995
                                        --------      ---------     -----------     ----------
Revenues:

     Film revenues                      $ 15,095       $ 21,377     $ 9,856,835     $  45,335
     Interest income                      11,252         18,295          25,913        36,166
                                       ---------      ---------     -----------     ---------
          Total revenues                  26,347         39,672       9,882,748        81,501
                                       ---------      ---------     -----------     ---------
Expenses:

     Amortization of film costs and
      other direct costs                   9,427         19,816       9,755,411        41,643
     Interest expense                    152,010        362,506         371,932       706,951
     General and administrative           40,000         57,000         119,559       144,000
     Management fees                         302            642             337         1,361
                                       ---------      ---------     -----------     ---------
          Total expenses                 201,739        439,964      10,247,239       893,955
                                       ---------      ---------     -----------     ---------
          Net loss                     $(175,392)     $(400,292)    $  (364,491)    $(812,454)
                                       =========      =========     ===========     =========
Allocation of Net Loss:

     Limited Partners                  $ (87,768)     $(200,135)    $  (182,319)    $(406,199)
                                       =========      =========     ===========     =========
     Managing General Partner          $ (87,624)     $(200,157)    $  (182,172)    $(406,255)
                                       =========      =========     ===========     =========

Net loss per unit of limited
  partnership interest                 $   (2.59)     $   (5.91)    $     (5.39)    $  (12.00)
                                       =========      =========     ===========     =========



                     STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                  (UNAUDITED)



                                 LIMITED                     MANAGING      SPECIAL
                                 PARTNERS'     LIMITED       GENERAL       LIMITED
                                 UNITS         PARTNERS      PARTNER       PARTNER         TOTAL
                                 ---------    ----------     ---------    ----------     ----------
Partners' capital (deficit)
December 31, 1995                33,854      $(5,739,702)    $   7,383    $(274,989)    $(6,007,308)


Net loss                              0         (182,319)     (182,172)           0        (364,491)
                                 ------      -----------     ---------    ---------     -----------
Partners' capital (deficit)
June 30, 1996                    33,854      $(5,922,021)    $(174,789)   $(274,989)    $(6,371,799)
                                 ======      ===========     =========    =========     ===========



                 See accompanying notes to financial statements.

                            LORIMAR FILM PARTNERS L.P.
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                 SIX MONTHS ENDED
                                                          ------------------------------
                                                                     JUNE 30,
                                                              1996              1995
                                                          ------------      ------------
Cash flows from operating activities:

Net loss                                                  $  (364,491)      $  (812,454)

Adjustments to reconcile net
  loss to cash (used in) provided by operations:

      Amortization of film costs                            9,747,364            40,880
      Changes in balance sheet accounts:
        Amounts due Managing General Partner
          and Affiliates                                      347,214           678,622
        Accrued expenses                                      (29,665)           26,794
        Amounts due to Special Limited Partner                 (1,991)           (7,401)
                                                          ------------      ------------
Net cash (used in) provided by operations                   9,698,431           (73,559)

Cash flows from financing activities:

      Repayments of borrowings from Managing
        General Partner and affiliates                     (9,853,744)          (45,335)
                                                          ------------      ------------
Change in cash                                               (155,313)         (118,894)

Cash and cash equivalents at beginning of period            1,188,809         1,366,210
                                                          ------------      ------------
Cash and cash equivalents at end of period                $ 1,033,496       $ 1,247,316
                                                          ============      ============



                See accompanying notes to financial statements.

                           LORIMAR FILM PARTNERS L.P.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1. ORGANIZATION:

     Lorimar Film Partners L.P., a Delaware limited partnership ("the Partnership"), was organized in October 1985. The Partnership is engaged in the exploitation of four full-length theatrical motion pictures. Since June 16, 1992, Lorimar Motion Picture Management, Inc., the Managing General Partner, has been a wholly-owned subsidiary of Warner Communications Inc. ("WCI") as a result of the merger of Lorimar Telepictures Corporation ("Lorimar") into WCI. On June 30, 1992 WCI contributed certain of Lorimar's former assets (excluding the stock of the Managing General Partner) to Time Warner Entertainment Company, L.P., a limited partnership ("TWE"), of which WCI is a general partner. All references in this quarterly report to Lorimar for all periods prior to June 26, 1992 are intended to refer to Lorimar, for the period from June 26, 1992 through June 30, 1992 are intended to refer to WCI, and for all periods after June 30, 1992 are intended to refer to TWE. WCI is a wholly-owned subsidiary of Time Warner Inc. Prudential-Bache Properties, Inc., a wholly-owned subsidiary of Prudential Securities Group Inc. had been the Co-General Partner until it withdrew as Co-General Partner as of March 22, 1996, and became a Special Limited Partner. All references to Prudential-Bache Properties, Inc. in these notes prior to March 22, 1996, are intended to refer to Prudential in its capacity as Co-General Partner, after March 22, 1996, all references are intended to refer to Prudential as the Special Limited Partner. On June 26, 1996, the Managing General Partner exercised the Managing General Partner Option ("MGP Option" - see Note 3). Any references made to Limited Partners within the financial statements means the same as Unitholders.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

     In the opinion of the Partnership's management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1996, the results of its operations for the three and six month periods ended June 30, 1996 and 1995, and its cash flows for the six month periods ended June 30, 1996 and 1995. The adjustments included in the accompanying unaudited financial statements are of a normal recurring nature.

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

     The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. For further information, refer to the more detailed financial statements and related footnotes thereto filed with the Partnership's Form 10-K report for the year ended December 31, 1995.

REVENUES AND FILM COSTS:

     The Partnership acquired four full-length, theatrical motion pictures in 1986 for initial exhibition in domestic theaters followed by distribution in the domestic home video, pay cable, basic cable, broadcast network and syndicated television markets, as well as applicable foreign markets. Generally, distribution to the theatrical, home video and pay cable markets was completed within eighteen months of initial release. Substantially all of the revenues recorded during the six month period ended June 30, 1996 resulted from the Power Guarantee (See Note 3).

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

     Costs of the released feature films were allocated between current and non-current assets based on the estimated future revenue from their primary and secondary markets. The primary market for feature films is the theatrical market; the secondary markets are the video and pay cable television, network television, basic cable and domestic and foreign syndication markets.

CASH EQUIVALENTS:

     The Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

INCOME TAXES:

     No provision has been made for federal income taxes in the accompanying financial statements since all income and losses will be allocated to the partners for inclusion in their respective tax returns.

UNITHOLDERS' CAPITAL:

     At June 30, 1996, the Unitholders had a deficit capital account balance of $5,922,021. Under the Partnership Agreement and the Delaware Revised Uniform Limited Partnership Act, the fact that the Limited Partners have a deficit capital account balance does not impose any liability upon the Unitholders.

NET LOSS PER DEPOSITARY UNIT OF LIMITED PARTNERSHIP INTEREST ("UNIT"):

     Net loss per Unit was computed by dividing the Limited Partners' share of net loss by the number of Units outstanding during the period. The number of Units was 33,854 for the periods ended June 30, 1996 and 1995.

NOTE 3. TRANSACTIONS WITH GENERAL PARTNERS, SPECIAL LIMITED PARTNER, AND
AFFILIATES:

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

     The Partnership Agreement provides for allocations of net income and distributions of 49.5% to the Limited Partners, 1% to the Special Limited Partner and 49.5% to the Managing General Partner, except with respect to THE MORNING AFTER, for which such allocations are 42.66% to the Limited Partners and 57.34% to the Managing General Partner. Generally, net loss is allocated 50% to the Limited Partners and 50% to the Managing General Partner. In addition, the Partnership is obligated to the General Partners for the following:

a. A management fee equal to 3% of the Partnership's share of gross receipts (2% to the Managing General Partner and 1% to the Co-General Partner) through March 22, 1996 (the date the Co-General Partner withdrew from the Partnership and became a Special Limited Partner. See Note 1) and a management fee equal to 2% of the Partnership's share of gross receipts to the Managing General Partner thereafter.

b. Mandatory distributions that are payable to the partners to the extent minimum guarantees are received in excess of estimated general and administrative expenses and management fees.

c.   Reimbursement of other costs and expenses.

     With respect to POWER, pursuant to a distribution agreement with Lorimar Distribution International, Inc. ("LDI") for domestic distribution rights (as amended, the "LDI Domestic Distribution Agreement"), an affiliate of the Managing General Partner was obligated to pay to the Partnership on January 30, 1996, an amount generally equal to the amount by which as of January 30, 1996 (i) the sum of the Partnership's Acquisition Cost (as defined in said agreement) and the Partnership's share of the Distribution Expenses (as defined in said agreement) incurred in connection with the film exceeded (ii) the Partnership's Gross Receipts (as defined in said agreement) from the film (the "Power Guarantee"). For this purpose, Gross Receipts consisted of all sums actually received with respect to POWER by the Partnership pursuant to all applicable distribution agreements. The amounts payable to the Partnership with respect to the Power Guarantee are Partnership revenues which were used for Partnership purposes in accordance with the Partnership Agreement. Accordingly, all amounts payable under the Power Guarantee were used to satisfy the Partnership's obligations due to affiliates of the Managing General Partner.

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

     The Managing General Partner, the Special Limited Partner and their affiliates have charged to the Partnership the following Partnership expenses (excluding management fees) incurred by them:


                                  THREE MONTHS ENDED JUNE 30, 1996
                                 ----------------------------------
                                  MANAGING      SPECIAL
                                  GENERAL       LIMITED
                                  PARTNER       PARTNER      TOTAL
                                 ----------    ---------   ---------

Interest                         $ 152,010     $   -       $ 152,010
General and administrative          15,000         -          15,000
                                 ----------    ---------   ---------
                                 $ 167,010     $   -       $ 167,010
                                 ==========    =========   =========


                                  THREE MONTHS ENDED JUNE 30, 1995
                                 ----------------------------------
                                  MANAGING      SPECIAL
                                  GENERAL       LIMITED
                                  PARTNER       PARTNER      TOTAL
                                 ----------    ---------   ---------

Interest                         $ 362,506     $   -       $ 362,506
General and administrative          15,000       22,000       37,000
                                 ----------    ---------   ---------
                                 $ 377,506     $ 22,000    $ 399,506
                                 ==========    =========   =========

                                   SIX MONTHS ENDED JUNE 30, 1996
                                 ----------------------------------
                                  MANAGING      SPECIAL
                                  GENERAL       LIMITED
                                  PARTNER       PARTNER      TOTAL
                                 ----------    ---------   ---------

Interest                         $ 371,932     $   -       $ 371,932
General and administrative          30,000       13,037       43,037
                                 ----------    ---------   ---------
                                 $ 401,932     $ 13,037    $ 414,969
                                 ==========    =========   =========

                                   SIX MONTHS ENDED JUNE 30, 1995
                                 ----------------------------------
                                  MANAGING      SPECIAL
                                  GENERAL       LIMITED
                                  PARTNER       PARTNER      TOTAL
                                 ----------    ---------   ---------

Interest                         $ 706,951     $   -       $ 706,951
General and administrative          30,000       44,000       74,000
                                 ----------    ---------   ---------
                                 $ 736,951     $ 44,000    $ 780,951
                                 ==========    =========   =========


     Amounts due on demand (or past due) to the Managing General Partner and affiliates and to the Special Limited Partner are comprised of the following:


                                      JUNE 30, 1996              DECEMBER 31, 1995
                                 -----------------------      -----------------------
                                   MANAGING     SPECIAL         MANAGING     SPECIAL
                                   GENERAL      LIMITED         GENERAL      LIMITED
                                   PARTNER      PARTNER         PARTNER      PARTNER
                                 -----------    --------      -----------    --------
Notes and advances for
 prints & advertising,
 including interest              $ 7,390,764    $       0     $16,872,576    $       0
Management fee and other             476,724      247,324         501,442      249,315
                                 -----------    ---------     -----------    ---------
                                 $ 7,867,488    $ 247,324     $17,374,018    $ 249,315
                                 ===========    =========     ===========    =========



     Interest paid to an affiliate of the Managing General Partner was:


                          THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                              ENDED         ENDED          ENDED       ENDED
                            JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30,
                              1996           1995          1996         1995
                          ------------   ------------   ----------   ----------

Interest paid               $12,004         $33,371     $4,692,340     $56,873
                          ============   ============   ==========   ==========

     Under a Credit, Guaranty and Security Agreement dated as of June 6, 1986 (the "Credit Agreement"), the Partnership obtained a revolving credit facility in the amount of up to $30,000,000 from a group of banks to finance print and advertising costs for the Partnership Films. The terms of the Credit Agreement provide for the payment of interest quarterly at a rate equal to 1-1/2% (2-1/2% in the case of default) over Chemical Bank's prime rate plus commitment fees and agency fees. Lorimar made a payment to the banks on July 31, 1987 of approximately $11,753,000, which was the then outstanding balance of the principal and interest plus fees under the Credit Agreement, and, pursuant to an agreement dated November 1, 1988, in consideration of such payment and certain indemnities by Lorimar, the banks assigned to Lorimar all of their interest in the Credit Agreement, the Partnership's notes made thereunder (collectively, the "P&A Note"), the related agreements and, with certain exceptions, the Collateral (as defined in the Credit Agreement). Lorimar has not charged the Partnership any commitment fees or agency fees and charges interest to the Partnership on the P&A Note at Chemical Bank's prime rate.

     The P & A Note and related accrued but unpaid interest became due and payable on December 31, 1990. As of June 30, 1996, the principal balance owed with respect to the P&A Note and the related accrued interest was paid in full.

     In addition to the P&A Note, the Partnership is obligated to reimburse Lorimar for print and advertising costs and other distribution expenses advanced pursuant to the Partnership Agreement on behalf of the Partnership by LDI (the "P&A Advances"). As of June 30, 1996, the outstanding balance of the P&A Advances owed to Lorimar was $7,151,604 and related accrued but unpaid interest, computed at Chemical Bank's prime rate, was $239,160. Lorimar has the right to declare the P&A Advances, and related interest, to be immediately due and payable. To date, Lorimar has not made demand for payment in full of such amounts; however, Lorimar has the right to make such a demand at any time in the future. The Partnership does not have sufficient liquid assets to pay the principal of the P&A Advances and interest thereon in full.

     All amounts due to the Managing General Partner and its affiliates have been classified as current liabilities.

     Neither currently nor at any time over the remaining term of the Partnership is it anticipated that the Partnership will have sufficient assets to pay the principal plus interest on the P&A Advances.

     The Partnership maintains a checking account and an interest-earning mutual fund account. The interest-earning account is managed by an affiliate of the Managing General Partner. The interest rate earned on funds fluctuates daily and approximated 4.8% during the three months ended June 30, 1996. Interest earned on this account was $11,252 and $18,295 for the three months ended June 30, 1996 and 1995, respectively, and $25,913 and $36,166 for the six months ended June 30, 1996 and 1995, respectively.

     As of June 30, 1996, Prudential Securities Incorporated, an affiliate of the Special Limited Partner, owned 113 Units.

     On June 26, 1996, the tenth anniversary of the final closing of the sale of Units, the Managing General Partner exercised its right (the "MGP Option") to cause one of its affiliates to purchase the Limited Partnership Interests, the Units and the interest of the Special Limited Partner in the Partnership. The purchase price is the amount that would have been distributed to the Unitholders, the Limited Partners and the Special Limited Partner if the Partnership Films and related rights had been purchased by the Managing General Partner for their appraised value and the Partnership liquidated after payment of the debts, liabilities and loans of the Partnership. However, in light of the Partnership's financial condition, the Managing General Partner believes that in such event no amounts would be distributable to the Unitholders, the Limited Partners or the Special Limited Partner, and thus the Managing General Partner believes that the purchase price for the Units, Limited Partnership Interests and the interest of the Special Limited Partner will be zero.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AT JUNE 30, 1996

     The Partnership's ability to continue to operate at the present time is due exclusively to Lorimar's forbearance with respect to the Partnership's obligations which are currently due and owing to Lorimar and its affiliates, principally under the P&A Advances. The Partnership has no assurance that Lorimar will not make demand at any time with respect to the P&A Advances. The Partnership has neither sufficient liquid assets nor total assets to pay its current liabilities. As of June 30, 1996 the Partnership's liquid assets are $1,033,496 and its total assets are $1,782,948, while the Partnership's liabilities (all of which are current) are $8,154,747, of which $7,867,488 constitutes the amounts owed with respect to the P&A Advances and other sums to Lorimar and its affiliates. In the event Lorimar demands payment of the P&A Advances and the Partnership does not satisfy payment thereof in full, Lorimar will have all of its rights under applicable agreements and law, including the right ultimately to proceed against the Partnership's assets. In recognition of the Partnership's financial condition, the auditors' report issued in connection with the Partnership's financial statements for the year ended December 31, 1995 contains an explanatory paragraph regarding the substantial doubt of the ability of the Partnership to continue as a going concern.

     On June 26, 1996, the Managing General Partner exercised its right (the "MGP Option") to cause one of its affiliates to purchase the Limited Partnership Interests, the Units and the interest of the Special Limited Partner in the Partnership for an amount equal to the amount the Unitholders, the Limited Partners and the Special Limited Partner would be entitled to receive if the Partnership Films and related rights had been purchased by the Managing General Partner for their appraised value and the Partnership liquidated after payment of the debts, liabilities and loans of the Partnership.

     The Managing General Partner and the Special Limited Partner have each engaged independent appraisers (pursuant to the Partnership Agreement) to determine the Fair Market Value of the Partnership Films and Rights. It is anticipated by the Managing General Partner that the fair market value of the Partnership's assets will be less than the amount of the Partnership's current liabilities. Accordingly, the Partnership will be unable to fully satisfy the P&A Advances and the Partnership will be unable to make any further distributions to the Unitholders. Based on the above, the proceeds from a purchase of Depository Units and Limited Partnership Interests under the MGP Option will be insufficient to satisfy all of the Partnership's liabilities. There will be no amounts payable to the Unitholders or the Limited Partners and no amounts payable to them as the purchase price for their units or Limited Partnership Interest since the Managing General Partner estimates the purchase price will not satisfy all the Partnership's liabilities. Unitholders should consult their tax advisors with respect to any tax consequences arising out of the exercise of the MGP Option.

     As a result, the only distributions that the Unitholders will ever receive are the minimum guarantees, approximately 39% of Unitholders' original capital contributions. All mandatory distributions relating to minimum guarantees have been made and there will be no further distributions to Unitholders.

     Other than with respect to the domestic theatrical exhibition of the Partnership Films, the Partnership Films have been distributed on behalf of the Partnership pursuant to the Home Video Agreement, the LDI Domestic Distribution Agreement and the Foreign Distribution Agreement.

     In January 1996, the above distribution agreements were extended (see
Note 3. Transactions with General Partners, Special Limited Partner, and Affiliates). Accordingly, receipt of any future distribution or licensing revenue will depend upon the ability of the Managing General Partner, on behalf of the Partnership, to enter into new distribution or licensing agreements with respect to the Partnership Films. Moreover, any revenue received under the existing foreign and home video distribution agreements would be subject to recoupment of the minimum guarantees under the Foreign Distribution Agreement and the Home Video Agreement. The Managing General Partner believes that the Partnership will be unable to enter into distribution or license agreements with respect to the Partnership Films in any media other than worldwide television syndication, to the extent not already licensed. Based on the above analysis by the Managing General Partner, the Managing General Partner does not believe that any such distribution arrangements, after recoupment of fees and expenses, would provide income to the Partnership sufficient to satisfy all of the Partnership's obligations.

DISCUSSION OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.

     The results of operations are not necessarily comparable from quarter to quarter since the Partnership's income is determined by exploitation of its four films in the various media of the exploitation cycle (i.e. theatrical, home video, pay television, non-theatrical, network television and domestic syndication).

     The Partnership's film revenues for the three months ended June 30, 1996 were lower than the comparable period in 1995 due principally to a decrease in domestic syndication income.

     The Partnership had a net loss of $175,392 for the three months ended June 30, 1996. Film related revenues of $15,095 net of related costs of $9,427 resulted in a gross profit of $5,668, due largely to the syndication licensing of AMERICAN ANTHEM, THE BOY WHO COULD FLY, THE MORNING AFTER AND POWER. However, this was offset by other operating expenses including interest expense of $152,010, general and administrative expenses of $40,000 and management fees of $302 less interest income of $11,252. Interest expense was lower for the three months ended June 30, 1996 than for the three months ended June 30, 1995 principally due to lower average interest rates and lower average borrowings.

     The Partnership had a net loss of $400,292 for the three months ended June 30, 1995. Film related revenues of $21,377 net of related costs of $19,816 resulted in a gross profit of $1,561, due largely to the syndication licensing of AMERICAN ANTHEM, THE BOY WHO COULD FLY, THE MORNING AFTER and POWER. However, this was offset by other operating expenses including interest expense of $362,506, general and administrative expenses of $57,000 and management fees of $642 less interest income of $18,295.

DISCUSSION OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.

     The Partnership's film revenues for the six months ended June 30, 1996 were higher than the comparable period in 1995 due principally to the Power Guarantee (see Note 3 to the financial statements).

     The Partnership had a net loss of $364,491 for the six months ended June 30, 1996. Film related revenues of $9,856,835 net of related costs of $9,755,411 resulted in a gross profit of $101,424 due largely to the Power Guarantee. However, this was offset by other operating expenses including interest expense of $371,932, general and administrative expenses of $119,559 and management fee of $337 less interest income of $25,913. Interest expense was lower for the six months ended June 30, 1996 than for the six months ended June 30, 1995 principally due to lower average interest rates and lower average borrowings.

     The Partnership had a net loss of $812,454 for the six months ended June 30, 1995. Film related revenues of $45,335 net of related costs of $41,643 resulted in a gross profit of $3,692 due largely to the syndication licensing of AMERICAN ANTHEM, THE BOY WHO COULD FLY, THE MORNING AFTER, AND POWER. However, this was offset by other operating expenses including interest expense of $706,951, general and administrative expenses of $144,000 and management fee of $1,361 less interest income of $36,166.

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


Lorimar Film Partners L.P.


By: Lorimar Motion Picture Management, Inc.
      A California Corporation, Managing General Partner



By:  /s/ EDWARD A. ROMANO                         Date:  August 14, 1996
   ------------------------------
   Edward A. Romano
   Vice President, Treasurer
   (Principal Accounting Officer)